Form 10QSB
period 2000-09-30
VIRTUALMONEY INC
filed 2000-12-12
CIK 1117465

UNITED STATES
               SECURITIES AND EXCHANGE COMMISSION
                     WASHINGTON, D.C. 20549

                          FORM 10-QSB

(Mark One)

    X     Quarterly Report Under Section 13 or 15(d) of the
     Securities Exchange Act of 1934 (No Fee Required)

     For the quarterly period ended September 30, 2000


     Transition Report Under Section 13 or 15(d) of the
     Securities Exchange Act of 1934 (No Fee Required)

     For the transition period from      to


     Commission file number 0-31009


                       VIRTUALMONEY, INC.
(Exact Name of Small Business Issuer as Specified in its Charter)

        Minnesota                              41-1961048
(State or Other Jurisdiction of         (IRS Employer ID Number)
Incorporation or Organization)


       2325 Sheridan Hills Road, Wayzata, Minnesota 55391
            (Address of Principal Executive Offices)



                          952-249-6204
        (Issuer's Telephone Number Including Area Code)


   15300 - 37th Avenue North, Plymouth, Minnesota 55446-3283
                        (Former Address)
(Former Name, Former Address and Former Fiscal Year, If Changed
Since Last Report)



Check whether the issuer: (1) filed all reports required to be filed by section 13 or 15(d) of the Securities Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

Yes        X        No

     Number of shares outstanding as of November 30, 2000: 4,026,384

                             INDEX

                       VIRTUALMONEY, INC.


PART I, FINANCIAL INFORMATION

                                                       Page

Item 1.  Financial Statements (Unaudited).

         Balance sheets as of September 30, 2000 and April
         30, 2000                                                   3

         Statements of operations for the three months and nine
         months ended September 30, 2000                            4

         Statements of Stockholders' Equity                         5

         Statements of cash flow for the nine months ended
         September 30, 2000                                         6

         Notes to financial statements at September 30, 2000        7

Item 2. Management's Discussion and Analysis of Financial
        Condition and Results of Operations                         10


PART II.   OTHER INFORMATION

Item 1. Legal Proceedings                                           11

Item 6. Exhibits and Reports on Form 8-K                            12

SIGNATURES

Item 1.  Financial Statements (Unaudited)

                       VIRTUALMONEY, INC.
                 (A Development Stage Company)

                         BALANCE SHEETS
                          (Unaudited)

                                             September 30,   April 30,
                                                 2000          2000
              ASSETS

Current assets:
 Cash                                        $  89,686    $   17,394
 Notes receivable - related party                6,986         1,018
Employee advances                                  388             -
 Prepaid expenses:
   Legal retainer                               12,000         4,000
   Directors fees                               10,208        17,500
   Other                                           200             -

        Total current assets                   119,468        39,912

Furniture and equipment                         53,392           430
Less accumulated depreciation                    1,239            22

        Net fixed assets                        52,153           408
Other assets:
 Investment - Advance on RMSI stock             28,500         7,000
 License agreement, net                        565,000       590,000

        Total other assets                     593,500       597,000


        Total assets                        $  765,121   $   637,320


 LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
 Accounts payable                           $   19,148    $        -
 Accrued salaries and related                   37,972             -

        Total current liabilities               57,120       590,000

Stockholders' equity:
 Common stock, no par value; authorized
   8,000,000 shares                            884,044       690,477
 Deficit accumulated during the
   development stage                          (176,043)      (53,157)

        Total stockholders' equity             708,001       637,320


Total liabilities and stockholders' equity   $ 765,121    $  637,320

See notes to financial statements

                       VIRTUALMONEY, INC.
                 (A Development Stage Company)

                    STATEMENTS OF OPERATIONS
                          (Unaudited)


                                              Three Months   Date of Inception
                                                 Ended      (January 10, 2000)
                                                Sept. 30,        Through
                                                  2000       Sept. 30, 2000

Revenues                                      $         - $          -

Expense:
  Amortization                                     15,000       35,000
  Depreciation                                      1,194        1,239
  Directors fees                                    4,375        7,292
  Office and administrative                         3,940        8,028
  Payroll and related                              24,490       39,490
  Professional and consulting fees                 20,963       67,989
  Rent                                              3,982        9,197
  Telephone                                         1,273        1,371
  Travel and entertainment                            221        1,279
  Web design                                        4,290        5,918

        Total expense                              79,728      176,803

Net loss before other income                      (79,728)    (176,803)
Other income:
 Interest income                                      600          760

Net loss                                      $   (79,128) $  (176,043)

Basic earnings (loss) per share               $      (.02) $      (.05)

Weighted average number of shares outstanding   3,843,602    3,632,669

See notes to financial statements

                                    VIRTUALMONEY, INC.
                              (A Development Stage Company)

                            STATEMENTS OF STOCKHOLDERS? EQUITY
                                       (Unaudited)

                                                          Deficit
                                        Common Stock       During
                                   Number of             Development
                                    Shares      Amount     Stage        Total
Issuance of founders stock,
January 14, 2000                   2,403,000  $       -  $      -      $      -

Issuance of stock at $1 per share
in January and February 2000,
net of issuance costs of $4,273       42,500     38,227         -        38,227

Issuance of stock for services and
future services, at $.50 per share
January through April 2000           104,500    52,250          -        52,250

Issuance of stock for license
agreement at $.50 per share        1,200,000   600,000          -       600,000

Issuance of stock at $1 per share
in June through September 2000
net of issuance costs of $22,066     211,500   189,434          -       189,434

Issuance of stock for services at
 $1.00 per share in July 2000          4,133     4,133          -         4,133

Loss January 10, 2000 to
 September 30, 2000                        -         -   (176,043)     (176,043)


                                   3,965,633 $ 884,044 $ (176,043)   $  708,001
See notes to financial statements

                            VIRTUALMONEY, INC.
                      (A Development Stage Company)

                         STATEMENTS OF CASH FLOWS
                       Increase (Decrease) in Cash
                               (Unaudited)

                                                             Date of Inception
                                                    Three    (January 10, 2000)
                                               Months Ended         Through
                                             Sept. 30, 2000    Sept. 30, 2000

Cash flows from operating activities:
 Net loss                                       $   (79,128)     $  (176,043)
   Adjustments to reconcile net loss to cash
    flows from operating activities:
       Depreciation                                   1,194            1,239
       Amortization                                  15,000           35,000
       Stock issued for services                          -           46,175
       Notes receivable - related party and
        employee advances                            (2,980)          (7,374)
       Prepaid expenses                              (3,825)         (12,200)
       Accounts payable                               6,413           19,148
       Accrued expenses                              22,971           37,972
        Net cash flows from operating activities    (40,355)         (56,083)

Cash flows from investing activities:
 Purchases of furniture and equipment               (51,690)         (53,392)
 Purchase of investment - advance on RMSI stock     (15,000)         (28,500)
Net cash flows from investing activities            (66,690)         (81,892)

Cash flows from financing activities:
 Proceeds from common stock                          99,350          227,661

Increase in cash                                     (7,695)          89,686

Cash - beginning of period                           97,381                -

Cash - end of period                           $     89,686      $    89,686

See notes to financial statements

A.      BASIS OF PRESENTATION

 The accompanying unaudited financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-QSB and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the nine-month period ended September 30, 2000 are not necessarily indicative of the results that may be expected for the year ended December 31,
 2000. For further information, refer to the financial statements and footnotes thereto included in the Company's summary report for the period ended April 30, 2000.


1. Company

   Virtualmoney, Inc. (d/b/a Virtualmoney.com) was formed under the laws of the State of Minnesota on January 10, 2000. The Company has obtained an exclusive license to use the Real Monetization process for the purpose of issuing an asset-backed real monetary equivalent (the Millennium Dollar) that is defined in terms of the United States Dollar ($1.00 or
   USD). Specifically, the Millennium Dollar will be defined as equaling the purchasing power of the USD on the base line date of January 1, 2000, using the Consumer Price Index for All Urban Consumers (CPI-U) Reference Number for October
   1999.   As  such,  the Millennium Dollar will fluctuate  with
   inflation and deflation over time, as measured by the percentage change in the CPI-U. The Company will stand ready to repurchase the Millennium Dollars at a price sufficient to cover the expense incurred in providing this liquidity. In addition, the Company will initiate and maintain monetary transfer services over the Internet, composed of e-mail transmissions, such that users of the Millennium Dollar will be able to use it as a virtual currency. The e-mail itself will be a notification that the Company is holding the private currency for the recipient as stored value on its database. In this manner, the private currency is not actually transmitted over the Internet, but rather is moved from one account to another on the Company's secured database.


2. Development Stage Company

   From inception to September 30, 2000, the Company is deemed to be in the development stage. To date the Company has devoted the majority of its efforts to: raising capital; entering into the Millennium Dollar license agreement; and researching and articulating the plan of operations for the purpose of introducing the Millennium Dollar and thereafter for providing monetary transfer and conversion services via the Internet. Planned principal operations have not yet commenced and the first revenues are not anticipated until the first quarter of 2001.

   The Company is presently attempting to: create the Company's Web Site; formalize an income-sharing program involving viral network marketing for early participants; prepare for the issuance of Millennium Dollar monetary units in the form of "promises-to-pay" via secure e-mails over the Internet; and
   preparing the databases required for (a) the ownership and transfer of the Millennium Dollars, (b) the investment of the USD, received in the distribution and utilized for the conversion of the Millennium Dollars, and (c)the ownership and transfer of the Companys common stock, as well as the ongoing efforts to fund the Company and engage key personnel. Ultimately, the Company feels that it will be able to gain acceptance for the Millennium Dollar, and its monetary transfer services, whereby the Company expects to generate revenues from (a) the investment income earned upon the USD assets, primarily U.S. Treasuries, backing the Millennium Dollar, as well as (b) from the currency spread charged for the conversion of the Millennium Dollar promises-to-pay back into USD. It is expected that these combined operations will generate net revenues (after the inflationary adjustment, but before operating expenses and income-sharing) of about four percent (4.0%) per annum on the outstanding Millennium Dollars in circulation. As such, it is expected that the Company can achieve profitable operations and thereby realize assets and settle obligations in the normal course of operations. No estimate can be made of the range of loss that is reasonably possible should the Company be unsuccessful.


3. Related Party Transactions

   Millennium Dollar License Agreements

   On February 24, 2000, the Company entered into a license agreement with Real Monetary Systems, Inc. (RMSI) for the exclusive rights to sponsor the issuance of an asset-backed real monetary equivalent (the Millennium Dollar) that is defined in the terms of the United States Dollar ($1.00). As consideration for this license the Company agreed to:

  * Issue RMSI 1,200,000 shares of unregistered common stock in the Company with a fair value at issuance of $600,000, and

  * to  pay  RMSI  a  royalty of 7-1/2 basis points  (.075%)  per
     annum   on  the  outstanding  Millennium  Dollar  principal
     balance;  which  may  be  calculated  in  either  Millennium
     Dollars, or the corresponding accrued nominal value in United States Dollars.

 RMSI has applied for patent protection and will use its best efforts to complete the pending patent application. No warranty has been made regarding the validity of any pending patent rights or claims. The acquired licensed trade secrets are for the use of certain processes, which will be utilized for the introduction and maintenance of an asset-backed real monetary equivalent defined in United States Dollars. Initially, these processes may be carried out by the first generation of Real Monetary Software, which is composed of certain spread sheet files; all of which the Company is authorized to use and amend as needed.

 Nonetheless,  the  future  development  of  the  Real   Monetary
 Software   will  be  exclusively  licensed  to  Real   Monetary
 Software, Inc. (RMSOFT), subject to a contractual agreement that the use of the Real Monetary Software must be in conjunction with an exclusive license issued by RMSI with respect to a given type of real financial instrument. The terms and conditions of the Company's use of the stand-alone version of the Real Monetary Software are still being worked out with RMSOFT, as are the terms and conditions of the license by and between RMSI and RMSOFT. Nonetheless, the granting of the exclusive license by RMSI to develop the Real Monetary Software, will be contingent upon RMSOFT's granting of a license for the software to the Company. One purpose of this licensing structure is to standardize the software, as well as to minimize the development and maintenance costs, which may then be shared by various licensed users over time.

 Furthermore, the software itself is not material, until such time as a sufficient volume of real financial instruments have been issued and outstanding; since the critical function of the software is to assist in the creation of a liquid market for the accruing interest that is inherent in real financial instruments. The Company's license is limited to the use of the technology for the issuance of the Millennium Dollar as previously defined. Nonetheless, it is expected to have a close working relationship with other companies licensed by RMSI to create: (a) the stand-alone software, (b) the liquid market for the Treasury Inflation Protection Securities and (c) for the liquid market for Real Mortgage-Backed Securities. The Company will begin to generate a market for the products and services of these other companies, as it begins to succeed in the distribution and maintenance of the Millennium Dollar in the marketplace. Any improvements, made by the Company with respect to the licensed trade secrets and software, shall remain the sole property of RMSI. Hence, any and all improvements, created by individual licensees, may then be distributed to all licensees at the sole discretion of RMSI. Once again, the goal being to standardize the development of the software, thereby creating a coherent real monetary system for the benefit of all Millennium Dollar users.

 Prepaid Directors Fees

 The Company issued 35,000 shares of its common stock valued at $17,500 to directors as an advance toward future directors fees. These shares are subject to prorata recall in the event that the director's services to the Company are terminated for any reason.

 Notes Receivable Related Party

 The  Company  has  advanced amounts to  Real  Monetary  Systems,
 Inc., the licensor of the Millennium Dollar, under two demand, open ended, promissory notes. These notes are unsecured and bear interest at 8% per annum.

 Investment - Related Party

 The Company's founder and president has granted the Company an option to acquire up to 45,000 shares of Real Monetary Systems, Inc. (RMSI) common stock from him at $2 per share. This option expires February 16, 2001. Through September 30, 2000, the
 Company has advanced $28,5000 to this individual towards the purchase of 14,250 shares of RMSI common stock at a historical cost of $28,500. RMSI is a privately held company with limited operations. Although the market value of the investment in RMSI is not readily determinable, management believes it is equal to its carrying value.

 Subsequent  to September 30, 2000, the Company has continued  to advance  monies to this individual towards the purchase of  RMSI
 stock.   The Company anticipates transfer of the RMSI  stock  to
 the Company in the fourth quarter 2000.

Item  2.   Management?s  Discussion  and  analysis  of  financial
Condition and Results of Operations

Forward-Looking Statement Notice

When used in this report, the words "may," "will," "expect," "anticipate," "continue," "estimate," "project," "intend," and similar expressions are intended to identify forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934 regarding events, conditions, and financial trends that may affect the Company's future plans of operations, business strategy, operating results, and financial position. Persons reviewing this report are cautioned that any forward-looking statements are not guarantees of future performance and are subject to risks and uncertainties and that actual results may differ materially from those included within the forward-looking statements as a result of various factors.

Three Months Ended September 30, 2000 and the Period From Date of
Inception (January 10, 2000) through September 30, 2000.

The Company had no revenue from continuing operations for both the three-month period that ended September 30, 2000 and the period from the date of inception (January 10, 2000) through September 30, 2000.

The Company had general and administrative expense of $63,534 for the three-month period that ended September 30, 2000 compared to $140,564 for the period from the date of inception (January 10,
2000) through September 30, 2000. These general and administrative expenses consisted of general corporate administration, web design, payroll, director's fees, legal fees and professional expenses, and accounting and auditing costs.

The Company had depreciation and amortization expenses of $16,194 for the three-month period that ended September 30, 2000 and $36,239 for the period from the date of inception (January 10,
2000) through September 30, 2000. The depreciation and amortization expenses consisted of furniture and equipment, organizational costs, and the Millennium Dollar licensing agreement.

As a result of the foregoing factors, the Company realized a net loss of $79,128 for the three months ended September 30, 2000, compared to a net loss of $176,043 for the period from the date of inception (January 10, 2000) through September 30, 2000. This loss is due to the cost of developing business operations without the influx of revenue from operations.

Plan of Operation

Business Overview:

The Company was organized on January 10, 2000 to offer a private currency to the general public, along with the requisite monetary conversion, accounting and transfer systems; such that the private currency could be used over the Internet. As such, the private currency will be represented as stored value on the Company's database. The private currency will be called the Millennium Dollar, which may be abbreviated as MR$. The purpose of this private currency is to offer a monetary unit that substantially holds its purchasing power over time, as measured by the Consumer Price Index for All Urban Consumers (CPI-U). The offering of the private currency over the Internet will entail the development of the requisite software systems.

The Company has engaged Bluewater Information Convergence, Inc. (or Bluewater) on a turn-key basis to develop, operate and maintain the hardware and software systems required to carry out the Company's offering of the private currency over the Internet. Originally, Bluewater defined three phases for the initial development of the Company's web site and related systems. These systems were originally envisioned to allow the Company to begin the offering of its private currency in September. Nonetheless, this would entail that Company operators (i.e. employees) would have to carry out many functions by hand on terminals. Based upon Bluewater's recommendation, the Company elected to delay the offering of the MR$ until such time as additional development is completed, which would reduce the amount of human intervention required.

The offering of private currency raises legal issues related to the distribution, circulation and conversion of such currencies. As such, the Company engaged a qualified banking attorney to review the Company's proposed business plan with respect to any state or federal laws that might be pertinent. On November 9, 2000, the Company was advise of a number of legal issues that should be reviewed. On November 10, 2000, management decided that it was only prudent that these legal issues be addressed prior to the offering of the private currency. As such, the offering of the private currency was postponed until the first calendar quarter of the year 2001.

Currently, the Company is reviewing its position with respect to the laws in its own home state of Minnesota. After evaluating and then complying with Minnesota laws, the Company will commence a state by state review of the laws; and, where such laws are not arduous, the Company will make the appropriate license applications and/or post the required bonds. Nonetheless, it is expected that the Company may begin operations on a state by state basis in those states which have been properly cleared, until all such regulatory hurdles are overcome. Certainly, this will result in the Company incurring certain expenses and time constraints that were not originally envisioned.

Gross Margin:

Inasmuch as the Company is currently in its development stage, there are no revenues; and hence no gross margin to report. Nonetheless, revenues are expected to commence with the offering of the private currency in the first calendar quarter of the year 2001. Revenues will be generated from interest earned on the currency float, after reimbursing the users for the inflationary adjustment on the private currency; and by fees charged for certain monetary conversions and/or transmissions. There will be no charge for the conversion of U.S. dollars into Millennium Dollars, nor with there be any charge for the transmission (actually notification) of the MR$ via the Internet.

Operating Expenses:

As the Company moves from a development stage company to the generation of revenues, the operating expenses will increase over time. The increases are a function of increasing regulatory expenses, software development, the leasing of hardware and various business-related expenses including insurance and personnel. The agreement with Bluewater was a turnkey contract for $116,000 with $86,000 being paid through September 30, 2000. The remaining $30,000 balance will be paid in the fourth calendar quarter of 2000, as the Company accepts the software system designed by Bluewater.

The Company is currently budgeting another $25,000 for additional software development, although a formal bid by Bluewater has not been formulated as yet; which means that the actual cost of this work could increase. In addition, the Company has entered into a contract with Bluewater's ICON Center for the ongoing operation and maintenance of the system, as well as the leasing of the required third party software and hardware systems. This is a two-year contract at $7,850 per month. Inasmuch as legal compliance issues have delayed the offering of the private currency, Bluewater has agreed to credit 50% of the monthly ICON Center fee as a credit to the new software development for a period of up to three months. This credit would terminate upon the commencement of the offering of the private currency, since Bluewater would then have to allocate additional resources to oversee the operation of the web site.

Net Income (Loss):

The Company's net loss through October, 2000, is $198,825, on an unaudited basis. In November and December the losses will accelerate as we prepare for the offering of the private currency, estimated at $148,245; including the final $30,000 payment to Bluewater for the completion of Phase III of the software development. In total, the projected net loss through December 31 will be approximately $357,903, barring unforeseen circumstances. This will include approximately $93,065 in deferred officer salaries.

Commencing in January 2001, the Company projects an operating overhead of approximately $64,900 per month. However, certain officers and directors have elected to defer salaries of approximately $22,600 per month. This leaves approximately $42,300 per month, which must be funded on a cash basis. It is further estimated that the Company's operating overhead will increase at 3.5% per week, as unforeseen expenses are incurred. In addition, the relative success of the Company's offering of the private currency could accelerate the increase in the overhead, as the Company is forced to upgrade its hardware and software systems to meet the demand. Nonetheless, the general assumption is that the current system will be able to cope with up to 250,000 users, which is the Company's six month marketing goal. Inasmuch as the Company is currently a development stage company, funding must be raised via restricted stock sales and/or loans to the Company from third parties. To date, the Company has funded all of its activities via stock sales, and/or stock compensation.

The projected growth rate is largely dependent upon the success of the Company's viral network marketing program. This program will include a revenue sharing program, whereby one percent of the interest earned on the private currency float will be shared on a network basis with early users who actively sign-up other users. In addition, the projection is also dependent upon the amount of average daily funds per user account, representing the currency float. At the break-even point, the Company estimates that the average daily funds will be approximately $165 per user. Any combination of a slower growth rate of the user base, and/or a lower amount of average daily funds per user; would extend the time period during which the Company would incur net losses. The success of the Company is dependent upon its ability to fund such losses until the break-even point is reached. To date, the Company has been able to fund these losses, such that the Company currently has no outstanding debt.

Liquidity and Capital Resources:

The Company estimates it will need approximately $500,000 of additional financing to fund operations through July 31, 2001. The Company has no commitments for financing at this time. If the Company is unable to obtain financing, its ability to implement its business plan will be impaired. As of September 30, 2000, the Company was current with all of its operations, and had cash on hand totaling $89,686.

                   PART II OTHER INFORMATION

Item 1.   Legal Proceedings

The Company is not involved in any legal proceedings.

Item 2.  Changes in Securities and Use of Proceeds

From June 1, 2000 through September 30, 2000, the Company issued 211,500 shares of restricted common stock to investors at $1 per common share. Proceeds are reflected net of offering costs of $22,066 in the accompanying financial statements. The shares were issued in private transactions that did not involve any public solicitation or sales and without registration in reliance on the exemption provided under Section 4(2) of the Securities Act of 1933.

In July of 2000, the Company issued 4,133 shares of restricted common stock to a director of the Company and to a professional adviser of the Company in exchange for services performed on behalf of the Company valued at $4,133. The shares were issued in private transactions that did not involve any public solicitation or sales and without registration in reliance on the exemption provided under Section 4(2) of the Securities Act of 1933.

Item 6.   Exhibits and Reports on Form 8-K

Reports on Form 8-K: The Company filed no reports on Form 8-K during the quarter ended September 30, 2000.

Exhibits:   Included  only  with the electronic  filing  of  this
report is the Financial Data Schedule for the nine-month period ended September 30, 2000 (Exhibit ref. No. 27).

                           SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, there unto duly authorized.

                                   VIRTUALMONEY, INC.


                                   By: /s/ Thomas W. Tripp
                                   Thomas W. Tripp
                                   President, Director

Dated November 30, 2000