Form 10QSB
period 2001-03-31
VIRTUALMONEY INC
filed 2001-05-15
CIK 1117465

U.S. SECURITIES AND EXCHANGE COMMISSION
                     Washington, D.C.  20549

                           FORM 10-QSB

[ X ]     QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
          OF THE SECURITIES EXCHANGE ACT OF 1934

          For the quarterly period ended March 31, 2001

[   ]     TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
          OF THE SECURITIES EXCHANGE ACT OF 1934

          For the transition period from     to

                Commission file number 000-31009

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

                         Not Applicable
(Former name, address and fiscal year, if changed since last report)

Check whether the issuer (1) has filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the preceding 12 months (or for such shorter period that the issuer was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [ ] No [ X ]

APPLICABLE ONLY TO ISSUERS INVOLVED IN BANKRUPTCY PROCEEDINGS
DURING THE PRECEDING FIVE YEARS:

Check whether the registrant has filed all documents and reports required to be filed by Sections 12, 13, or 15(d) of the Exchange
Act subsequent to the distribution of securities under a plan confirmed by a court. Yes [ ] No [ ]

APPLICABLE ONLY TO CORPORATE ISSUERS:

State the number of shares outstanding of each of the issuer's classes of common equity, as of March 31, 2001: 4,114,620 shares of common stock.

Transitional Small Business Format:  Yes [   ]  No [ X ]

                              INDEX

                       VIRTUALMONEY, INC.


PART I, FINANCIAL INFORMATION

                                                            Page

Item 1. Financial Statements (Unaudited)                       3

        Balance sheets as of March 31, 2001 and December
        31, 2000                                               3

        Statements of operations for the three months ended
        March 31, 2001 and 2000                                4

        Statements of cash flows for the three months ended
        March 31, 2001 and 2000                                5

        Notes to financial statements at March 31, 2001        6

Item 2. Management's  Discussion and Analysis of Financial
        Condition and Results of Operations                   10


PART II. OTHER INFORMATION

Item 2. Changes in Securities and Use of Proceeds             11

Item 6. Exhibits and Reports on Form 8-K                      11

SIGNATURES                                                    12

            Item 1.  Financial Statements (Unaudited)

                       VIRTUALMONEY, INC.
                  (A Development Stage Company)

                         BALANCE SHEETS
                           (Unaudited)
                                       March 31,  December 31,
                                         2001         2000
              ASSETS

Current assets:
 Cash                                 $   30,233    $   27,903
 Miscellaneous receivables                 3,453          -
 Prepaid expenses:
   Legal retainer                           -            3,258
   Directors fees                          3,542        10,834
   Other                                     200           200
        Total current assets              37,428        42,195

Furniture and equipment                    5,162         3,912
Less accumulated depreciation                597           374
        Net fixed assets                   4,565         3,538

Other assets:
 Investment - related party               56,200        41,200
 Developed software                      121,725       116,000
 License agreement, net                  535,000       550,000
        Total other assets               712,925       707,200

        Total assets                  $  754,918    $  752,933

 LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
 Accounts payable                     $   74,816    $   42,669
 Accrued payroll and related             102,776        67,856
 Note payable - related party             11,591        10,604
        Total current liabilities        189,183       121,129

Stockholders' equity:
 Common stock, no par value; authorized
   10,000,000 shares                   1,048,821       942,295
 Deficit accumulated during the
   development stage                    (483,086)     (310,491)
        Total stockholders' equity       565,735       631,804

        Total liabilities and
          stockholders' equity        $  754,918    $  752,933


               See Notes to Financial Statements.

                       VIRTUALMONEY, INC.
                  (A Development Stage Company)

                    STATEMENTS OF OPERATIONS
                           (Unaudited)

                                                    Date of Inception
                               Three Months Ended   (January 10, 2000)
                                     March 31,           Through
                                  2001       2000    March 31, 2001

Revenues                       $        -  $      -   $        -

Expense:
  Amortization                     15,000     5,000       65,000
  Depreciation                        223         -          597
  Directors fees                    8,959         -       24,376
  ICON Center lease/maintenance    23,550         -       39,250
  Internet                            655         -        1,930
  Interest expense                    224         -          224
  Office and administrative         5,879     1,798       18,209
  Payroll and related              49,082         -      132,315
  Professional and consulting fees 64,630       913      173,818
  Rent                              2,600     3,129       15,049
  Telephone                         1,791        71        5,388
  Travel and entertainment              -     1,058        1,468
  Web design                          300         -        7,317

        Total expense             172,893    11,969      484,941

Net loss before other income     (172,893)  (11,969)    (484,941)

Other income:
 Interest and other income            298        72        1,855

Net loss                        $(172,595) $(11,897)   $(483,086)

Basic earnings (loss) per share $    (.02) $   (.01)   $    (.13)

Weighted average number of
  shares outstanding            4,090,855  2,322,370    3,623,215

               See Notes to Financial Statements.

                       VIRTUALMONEY, INC.
                  (A Development Stage Company)

                    STATEMENTS OF CASH FLOWS
                   Increase (Decrease) in Cash
                           (Unaudited)

                                                              Date of Inception
                                        Three Months Ended   (January 10, 2000)
                                             March 31,                  Through
                                         2001         2000       March 31, 2001
Cash flows from operating activities:
  Net loss                            $ (172,595)  $  (11,897)     $ (483,086)
Adjustments to reconcile net loss
  to cash flows from operating
  activities:
    Depreciation                             223            -             597
    Amortization                          15,000        5,000          65,000
    Stock issued for services and
      future services                     13,336            -          67,636
    Notes receivable - related
      party and other receivables         (3,453)        (799)         (3,453)
    Prepaid expenses                      10,550       (5,000)          7,092
    Accounts payable                      42,147            -          74,816
    Accrued expenses                      34,920            -         102,776
       Net cash flows from
         operating activities            (59,872)     (12,696)       (168,622)

Cash flows from investing activities:
  Purchases of furniture and equipment    (1,250)        (430)         (5,162)
  Purchase of investment - related party (15,000)      (6,000)        (56,200)
  Investment in developed software       (15,725)           -        (121,725)
       Net cash flows from
         investing activities            (31,975)      (6,430)       (183,087)

Cash flows from financing activities:
  Proceeds from common stock              93,190       37,926         370,351
  Proceeds from note payable -
    related party                            987            -          11,591
      Net cash flows from
        financing activities              94,177       37,926         381,942

Increase in cash                           2,330       18,800          30,233

Cash:
  Beginning of period                     27,903            -          61,591

  End of period                       $   30,233   $   18,800      $   30,233


               See Notes to Financial Statements.

                       VIRTUALMONEY, INC.

                  NOTES TO FINANCIAL STATEMENTS
                         MARCH 31, 2001
                           (Unaudited)

A.      BASIS OF PRESENTATION

 The accompanying unaudited financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-QSB of Regulation S-B. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three-month period ended March 31, 2001 are not necessarily indicative of the results that may be expected for the year ending December 31, 2001.

1. Company

  Virtualmoney, Inc. (d/b/a Virtualmoney.com) was formed under the laws of the State of Minnesota on January 10, 2000. The Company has obtained an exclusive license to use the Real Monetization(TM) process for the purpose of issuing an asset-backed real monetary equivalent (the Millennium Dollar(TM)) that is defined in terms of the United States Dollar ($1.00 or USD). Specifically, the Millennium Dollar(TM) will be defined as equaling the purchasing power of the USD on the base line date of January 1, 2000, using the Consumer Price Index for All Urban Consumers (CPI-U) Reference Number for October 1999. As such, the Millennium Dollar(TM) will fluctuate with inflation and deflation over time, as measured by the percentage change in the CPI-U. The Company will sell the Millennium Dollars (or private currency) for U.S. Dollars
  (USD), which will then be invested in assets to back the purchasing power and conversion of the private currency back into USD. The purchaser will own the Millennium Dollars(TM), just as the Company will own the USD. The Company will stand ready to repurchase the Millennium Dollar(TM) at a price sufficient to cover the expense incurred in providing this liquidity. In addition, the Company will initiate and maintain monetary transfer services over the Internet, composed of e-mail transmissions, such that users of the Millennium Dollar(TM) will be able to use it as a virtual currency.

  Intangible Assets

  An intangible asset was recorded at the fair value of the common stock issued to enter into the Millennium Dollar(TM) license agreement. This intangible asset is being amortized over ten years using the straight-line method.

  Software being developed for processing Millennium Dollar(TM) based transactions is being capitalized in accordance with Statement of Position 98-1: Accounting for Costs of Computer Software Developed or Obtained for Internal Use. These costs will be amortized on a straight-line basis over the estimated useful life of the software effective upon the sale of the first Millennium Dollar(TM).

  Common Stock

  The Board of Directors has approved a 2 for 1 stock split to be effective upon the sale of the first Millennium Dollar(TM).

                           (Continued)

                       VIRTUALMONEY, INC.

                  NOTES TO FINANCIAL STATEMENTS
                         MARCH 31, 2001
                           (Unaudited)

2.  Development Stage Company

  From inception to March 31, 2001, the Company is deemed to be in the development stage. To date the Company has devoted the majority of its efforts to: raising capital; entering into the Millennium Dollar(TM) license agreement; and researching and articulating the plan of operations for the purpose of introducing the Millennium Dollar(TM) and thereafter for providing monetary transfer and conversion services via the Internet. Planned principal operations have not yet commenced and the first revenues are not anticipated until the second quarter of 2001.

  The Company is presently attempting to: create the Company's Web Site; formalize a marketing incentive program involving viral network marketing for early participants; prepare for the issuance of Millennium Dollar(TM) monetary units in the form of "promises-to-pay" via e-mails over the Internet; and preparing the databases required for (a) the ownership and transfer of the Millennium Dollar(TM), (b) the investment of the USD, received in the distribution and utilized for the conversion of the Millennium Dollar(TM), and (c) the ownership and transfer of the Company's common stock, as well as the ongoing efforts to fund the Company and engage key personnel. Ultimately, the Company feels that it will be able to gain acceptance for the Millennium Dollar(TM) and its monetary transfer services, whereby the Company expects to generate revenues from (a) the investment income earned upon the USD assets, primarily U.S. Treasuries, backing the Millennium Dollar(TM), as well as (b) from the currency discount and transfer fees charged for the conversion of the Millennium Dollar(TM) promises-to-pay back into USD. It is expected that these combined operations will generate net revenues (after the inflationary adjustment, but before operating expenses and income-sharing) of about four percent (4.0%) per annum on the outstanding Millennium Dollar(TM) in circulation. As such, it is expected that the Company can achieve profitable operations and thereby realize assets and settle obligations in the normal course of operations. No estimate can be made of the range of loss that is reasonably possible should the Company be unsuccessful.


3.  Related Party Transactions

  Millennium Dollar(TM) Agreements

  On February 24, 2000, the Company entered into a license agreement with Real Monetary Systems, Inc. (RMSI) for the exclusive rights to sponsor the issuance of an asset-backed real monetary equivalent (the Millennium Dollar(TM)) that is defined in the terms of the United States Dollar ($1.00). As consideration for this license the Company agreed to:

  * issue RMSI 1,200,000 shares of unregistered common stock in the Company with a fair value at issuance of $600,000, and

  * to pay RMSI a royalty of 7-1/2 basis points (.075%) per annum on the outstanding Millennium Dollar(TM) principal balance; which may be calculated in either Millennium Dollar(TM), or the corresponding accrued nominal value in United States Dollars.

                           (Continued)

                       VIRTUALMONEY, INC.

                  NOTES TO FINANCIAL STATEMENTS
                         MARCH 31, 2001
                           (Unaudited)

3.   Related Party Transactions (Continued)

 Millennium Dollar(TM) Agreements (Continued)

 RMSI has applied for patent protection and will use its best efforts to complete the pending patent application. No warranty has been made regarding the validity of any pending patent rights or claims. The acquired licensed trade secrets are for the use of certain processes, which will be utilized for the introduction and maintenance of a private currency defined in United States Dollars. Initially, these processes may be carried out by the first generation of Real Monetary Software (TM), which is composed of certain spread sheet files; all of which the Company is authorized to use and amend as needed.

 Nonetheless, the future development of the Real Monetary Software(TM) will be exclusively licensed to Real Monetary Software, Inc. (RMSOFT), subject to a contractual agreement that the use of the Real Monetary Software(TM) must be in conjunction with an exclusive license issued by RMSI with respect to a given type of real financial instrument. The terms and conditions of the Company's use of the stand-alone version of the Real Monetary Software(TM) are still being worked out with RMSOFT, as are the terms and conditions of the license by and between RMSI and RMSOFT. Nonetheless, the granting of the exclusive license by RMSI to develop the Real Monetary Software(TM), will be contingent upon RMSOFT's granting of a license for the software to the Company. One purpose of this licensing structure is to standardize the software, as well as to minimize the development and maintenance costs, which may then be shared by various licensed users over time.

 Furthermore, the software itself is not material, until such time as a sufficient volume of real financial instruments have been issued and outstanding; since the critical function of the software is to assist in the creation of a liquid market for the accruing interest that is inherent in real financial instruments. The Company's license is limited to the use of the technology for the issuance of the Millennium Dollar(TM) as previously defined. Nonetheless, it is expected to have a close working relationship with other companies licensed by RMSI to create: (a) the stand-alone software, (b) the liquid market for the Treasury Inflation Protection Securities and (c) for the liquid market for Real Mortgage-Backed Securities(TM). The Company will begin to generate a market for the products and services of these other companies, as it begins to succeed in the distribution and maintenance of the Millennium Dollar(TM) in the marketplace. Any improvements, made by the Company with respect to the licensed trade secrets and software, shall remain the sole property of RMSI. Hence, any and all improvements, created by individual licensees, may then be distributed to all licensees at the sole discretion of RMSI. Once again, the goal being to standardize the development of the software, thereby creating a coherent real monetary system for the benefit of all Millennium Dollar(TM) users.

 Prepaid Directors Fees

 The Company issued shares of its common stock valued to directors as advances toward future directors fees. These shares are subject to prorata recall in the event that the director' s services to the Company are terminated for any reason.

                           (Continued)

                       VIRTUALMONEY, INC.

                  NOTES TO FINANCIAL STATEMENTS
                         MARCH 31, 2001
                           (Unaudited)

3.   Related Party Transactions (Continued)

 Investment - Related Party

 The Company's founder and president has granted the Company an option to acquire up to 45,000 shares of Real Monetary Systems, Inc. (RMSI) common stock from him at $2 per share. This option was to expire February 16, 2001, but has been extended through December 31, 2002. Through March 31, 2001, the Company has advanced $56,200 to this individual towards the purchase of 28,100 shares of RMSI common stock at a historical cost of $56,200. RMSI is a privately held company with limited operations. Although the market value of the investment in RMSI is not readily determinable, management believes it is equal to its carrying value.

 Subsequent to March 31, 2001, the Company has continued to advance monies to this individual towards the purchase of RMSI stock.

Item 2.  Management's Discussion and Analysis of Financial
         Condition and Results of Operations

Forward-Looking Statement Notice

When used in this report, the words "may", "will", "expect", "anticipate", "continued", "estimate", "project", "intend", and similar expressions are intended to identify forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934 regarding events, conditions, and financial trends that may affect the Company's future plans of operations, business strategy, operating results, and financial position. Persons reviewing this report are cautioned that any forward-looking statements are not guarantees of future performance and are subject to risks and uncertainties and that actual results may differ materially from those included within the forward-looking statements as a result of various factors.

Three Months Ended March 31, 2001 and 2000.

The Company had no revenue from continuing operations for the three months ended March 31, 2001 and 2000, and the period from the date of inception (January 10, 2000) through March 31, 2001.

The Company had general and administrative expenses of $172,893 and $11,969 for the three-month periods ended March 31, 2001 and 2000, with total expenses of $484,941 for the period from the date of inception (January 10, 2000) through March 31, 2001. These general and administrative expenses consisted of general corporate administration, web design, payroll, director's fees, legal fees and professional expenses, accounting and auditing costs, and depreciation and amortization costs. In particular, the depreciation and amortization expenses were $15,223 and $5,000 for the three-month periods ended March 31, 2001 and 2000, with a total of $65,597 for the period from the date of inception (January 10, 2000) through March 31, 2001. These expenses consisted of furniture and equipment and the Millennium Dollar licensing agreement. Amortization of developed software will commence effective upon the sale of the first Millennium Dollar(TM).

As a result of the foregoing factors, the Company realized a net loss of $172,595 for the three months ended March 31, 2001, as compared to a net loss of $11,897 for the same period in 2000. The Company's total net loss for the period from the date of inception (January 10, 2000) through March 31, 2001 is $483,086. This loss is due to the cost of developing business operations without the influx of revenue from operations.

Plan of Operation

Business Overview

The Company was organized on January 10, 2000 to offer a private currency to the general public, along with the requisite monetary conversion, accounting and transfer systems; such that the private currency could be used over the Internet. As such, the private currency will be represented as a stored value on the Company's database. The private currency will be called the Millennium Dollar(TM), at which may be abbreviated as "MR$". The purpose of this private currency is to offer a monetary unit that substantially holds its purchasing power over time, as measured by the Consumer Price Index for All Urban Consumers (CPI-U). The offering of the private currency over the Internet will entail the development of the requisite software systems.

The Company has engaged Bluewater Information Convergence, Inc. (or Bluewater) on a turnkey basis to develop, operate and maintain the hardware and software systems required to carry out the Company's offering of the private currency over the Internet. Originally, Bluewater defined three phases for the initial development of the Company's web site and related systems. These systems were originally envisioned to allow the Company to begin the offering of its private currency in September. Nonetheless, this would entail that Company operators (i.e. employees) would have to carry out many functions by hand on terminals. Based upon Bluewater's recommendation, the Company elected to delay the offering of the MR$ until such time as additional development is completed, which would reduce the amount of human intervention required.

The offering of private currency raises legal issues related to the distribution, circulation and conversion of such currencies. As such, the Company engaged a qualified banking attorney to review the Company's proposed business plan with respect to any state or federal laws that might be pertinent. On November 9, 2000, the Company was advised on a number of legal issues that should be reviewed. On November 10, 2000, management decided that it was only prudent that these legal issues be addressed prior to the offering of the private currency. As such, the offering of the private currency was postponed until the second calendar quarter of the year 2001.

Currently, the Company is reviewing its position with respect to the laws in its own home state of Minnesota. After evaluating and then complying with Minnesota's laws, the Company will commence a state-by-state review of the laws; and, where such laws are not arduous, the Company will make the appropriate license applications and/or post the required bonds.
Nonetheless, it is expected that the Company may begin operations on a state-by-state basis in those states which have been properly cleared, until all such regulatory hurdles are overcome. Certainly, this will result in the Company incurring certain expenses and time constraints that were not originally envisioned.

Liquidity and Capital Resources:

The Company estimates it will need approximately $500,000 of additional financing to fund operations through July 31, 2001. The Company has no commitments for financing at this time. If the Company is unable to obtain financing, its ability to implement its business plan will be impaired. As of March 31, 2001, the Company was current with all of its operations, and had cash on hand totaling $30,233.


                    PART II OTHER INFORMATION

Item 2.  Changes in Securities and Use of Proceeds

The total common stock issued and outstanding increased from 4,026,284 shares on December 31, 2000 to 4,114,620 shares by March 31, 2001. The Company sold 75,000 shares of restricted common stock at one dollar per share, and issued and an additional 13,336 shares to officers and directors for services rendered. Roger J. Bielke purchased 50,000 shares, Dale Stack and Connie Stack purchased 5,000 shares, Richard P. Meyers purchased 10,000 shares and Robert E. Nisen purchased 10,000 shares. Connie Stack and Robert Nisen are officers and directors of the Company. The proceeds will be used to fund the Company's ongoing operations. In addition, we issued 5,000 shares to Michael W. McNeely and 2,000 shares to Peter First for their services as directors through April 2001. The foregoing shares were issued in reliance on the exemption from registration set forth in Section 4(2) of the Securities Act. No brokers were involved in the transactions and no commissions were paid to any person. On the basis of their position with the Company or engagement by the Company, the Company believes each of the purchasers was either accredited or sophisticated and had such knowledge of the business and financial condition of the Company so as to make an informed investment decision.

Item 6.   Exhibits and Reports on Form 8-K

Reports on Form 8-K

The Company filed no reports on Form 8-K during the quarter ended
March 31, 2001.

Exhibits

None

                           SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, there unto duly authorized.

                                        VIRTUALMONEY, INC.


Dated May 11, 2001                 By:  /s/ Thomas W. Tripp
                                        Thomas W. Tripp
                                        President, Director