Form 10KSB
period 2000-12-31
VIRTUALMONEY INC
filed 2001-06-08
CIK 1117465

U.S. SECURITIES AND EXCHANGE COMMISSION
                      Washington, DC 20549

                           FORM 10-KSB

[X] Annual report pursuant to section 13 or 15(d) of the Securities Exchange Act of 1934 for the fiscal year ended
December 31, 2000, or

[ ] Transition report pursuant to section 13 or 15(d) of the Securities Exchange act of 1934 for the transition period from to

                 Commission File No.  000-31009

                       VIRTUALMONEY, INC.
   (Name of Small Business Issuer as specified in its charter)

           Minnesota                        41-1961048
(State or Other Jurisdiction of           (IRS Employer
Incorporation or Organization)         Identification No.)

       2325 Sheridan Hills Road, Wayzata, Minnesota 55391
      (Address of Principal Executive Offices and Zip Code)

Issuer's Telephone Number:  952-249-6204

Securities registered under Section 12(b) of the Act:  None

Securities registered under Section 12(g) of the Act:  Common
Stock, No Par Value.

Check whether the issuer (1) filed all reports required to be filed by sections 13 or 15(d) of the Exchange Act during the past 12 months (or such shorter period that the issuer was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [ ] No [X]

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [X]

The Registrant's revenues for its most recent fiscal year:  $0.

The aggregate market value of voting stock held by non-affiliates: $0.

As of April 30, 2001, the Registrant had outstanding 4,177,320 shares of common stock, no par value.

Documents incorporated by reference:  None.

                        TABLE OF CONTENTS

ITEM NUMBER AND CAPTION                                             Page

Part I

1.   Description of Business                                          3

2.   Description of Property                                          9

3.   Legal Proceedings                                                9

4.   Submission of Matters to a Vote of Security Holders             10

Part II

5.   Market for Common Equity and Related Stockholder Matters        10

6.   Management's Discussion and Analysis or Plan of Operation       12

7.   Financial Statements                                            13

8.   Changes in and Disagreements with Accountants                   14
     on Accounting and Financial Disclosure

Part III

9.   Directors, Executive Officers, Promoters and Control            14
     Persons; Compliance with Section 16(a) of the Exchange Act

10.  Executive Compensation                                          15

11.  Security Ownership of Certain Beneficial Owners and Management  15

12.  Certain Relationships and Related Transactions                  15

13.  Exhibits and Reports on Form 8-K                                16

Signatures                                                           18

                             PART I

ITEM 1.  DESCRIPTION OF BUSINESS

General

     Virtualmoney was incorporated in Minnesota on January 10, 2000 and is doing business as Virtualmoney.com. Virtualmoney was formed to introduce, distribute and circulate a private currency denominated in a monetary unit called the Millennium Dollar(TM) ("MR$").

     Virtualmoney intends to introduce this private currency in phases. During Phase I, it will introduce the monetary unit. This monetary unit, the MR$, will be defined as equaling the purchasing power of the United States Dollar ("USD") on the baseline date of January 1, 2000, as measured by the reference inflation index. During Phase II, it will sell MR$ over the Internet and promote use of the MR$ as a medium of exchange. During Phase III, Virtualmoney will take steps to back the redemption, and thereby the purchasing power, of the MR$ with Real Mortgage Backed Securities(TM) ("RMBS"). This step is extremely important in that a key "selling point" for this currency is that it is self-adjusting for inflation and deflation unlike other currencies.

How the system works

     Virtualmoney will offer to sell MR$ for USD. Upon purchasing the MR$, the users will own the private currency and Virtualmoney will own the USD. Virtualmoney will then invest the USD in assets, which will be used to back the redemption of the MR$, less certain fees and/or currency discounts.

     To obtain MR$, a customer will send USD to Virtualmoney by ACH transfer, check or money order, or by an acceptable credit card. Virtualmoney will not accept cash. Once Virtualmoney verifies the funds, it will establish a MR$-denominated account for the customer known as a Gresham Account(TM). In essence, the private currency is held as a stored value on the Company's secure database, thereby allowing the MR$ to be transferred from one account holder to another. Virtualmoney will also maintain a facility, the TimeSafe(TM) that will provide for the monetary conversion, accounting and transfer services necessary to use MR$ over the Intemet to purchase goods and services. Virtualmoney, by contract with the customer, will convert the MR$ back to some amount of USD. The conversion amount will vary given that the value of MR$ will fluctuate in USD, and we will usually charge currency discounts and/or transfer fees for our services.

     Virtualmoney will deposit all USD received from customers into accounts with FDIC insured banks and thrifts, NCUSIF-insured credit unions, and/or money market accounts at SIPC insured broker/dealers. Virtualmoney is not a bank, does not carry deposit insurance from the Federal Deposit Insurance Corporation; nor is it an escrow agent. In other words, Virtualmoney will not hold accounts denominated in USD for purchasers of MR$. Given there will be just one bank account holding the funds, it is envisioned that only $100,000 will be FDIC insured unless Virtualmoney opens accounts at several insured institutions. The funds in the bank account and money market mutual fund will be invested in fixed income instruments that are issued, guaranteed or otherwise backed by US government securities and other cash equivalents during Phase II so that requests to convert the MR$ can be easily met by Virtualmoney. During Phase III, the company will use the USD proceeds to purchase interests in RMBS so that the value of the assets held to back redemption of MR$ is self-adjusting for inflation and deflation. Virtualmoney will not originate the mortgages.

Security

     To open a Gresham Account, the customer must supply a name, mother's maiden name, Social Security number, date of birth, phone number and address. Business customers must provide their name, Federal tax identification number, address and contact names, along with a signed certificate of authority.
Virtualmoney will verify this information by sending a user ID to the customer using the e-mail address provided. The next time the customer enters the system, he or she must provide his or her e-mail address (as the user name), password and user ID. Note that one must do an ACH transfer before the system will allow one to do a credit card or debit card transaction. This will allow Virtualmoney to verify the customer's personal data against the related bank records for the ACH transfer. Then, the customer will receive confirmation of the purchase of MR$ over the Internet via an electronic transmission, which will require the recipient to return to the Virtualmoney web site. Upon returning to Virtualmoney, a corporate VeriSign certificate will verify Virtualmoney's identity, provided the recipient clicks on the VeriSign logo. Thereafter, the customer is identified by submitting his or her email address and password. Customers without a bank account can still open a Gresham Account by forwarding USD to Virtualmoney by check, money order, or direct deposit, but will not be eligible to use credit card or debit card transfers.

     If the e-mail address and the password do not match, access to the facility is denied. When Virtualmoney receives an order from the customer to purchase, transfer or convert MR$, an acknowledgment of the order is sent to the customer's e-mail address. If someone other than the customer uses his or her e-mail address and codes, passwords, login IDs or other access codes, the customer bears all risk of loss. Lost or stolen MR$ are not recoverable. Further, a customer who receives an acknowledgment from Virtualmoney for the purchase, transfer, or conversion of MR$ that is not valid must immediately notify Virtualmoney. Upon receipt of such notification, Virtualmoney will immediately freeze all affected accounts and transactions.

     The transfer of MR$ is efficient. However, because it exists only on Virtualmoney's database, the system will have an electronic trail of all monetary transfers. This electronic trail can be used to trace any unauthorized activity. The customer will have access to their Gresham Account, but not to other portions of the accounting system that holds the MR$.

Transaction time

     Once MR$ are cleared for use, MR$ can be transferred in seconds assuming the recipient already has a Gresham Account. If the recipient is receiving MR$ for the first time, it must first open a MR$ account, which is necessary for Virtualmoney to maintain a history of the transfer. During this interim period, the MR$ will remain in the Gresham Account, but are frozen and cannot be used for other payments. If the MR$ sender grows impatient waiting for the MR$ to be accepted, the customer may terminate the transaction and make the payment by other means. The customer is solely responsible for paying his or her bills on a timely basis, as well as for any late charges incurred. If the MR$ transfer is rejected by the proposed recipient, the transaction is also terminated. Under either scenario, the MR$ are freed-up for other uses by the customer, including the conversion to USD if so desired.

     The electronic purchase of MR$ or the conversion of MR$ to USD may take 48 to 72 hours to complete, depending on the nature of the electronic transfer. The use, or request, by the customer for a paper check or money order will increase the transaction time by the time required to effect delivery via the U.S. Post Office, UPS, Federal Express or some other means.

Liability

     Virtualmoney will not issue any warranties or guarantees.
Virtualmoney will not be liable for damages sustained by MR$ customers and users in the absence of fraud or willful misconduct. Further, the amount of liability will be limited and in no event exceed the amounts paid by the customer.

Revenue model

     Virtualmoney will derive revenue from interest and investment returns earned on USD funds paid to acquire MR$ that are held on deposit to pay conversions of MR$ to USD and from fees charged on certain transactions. We may charge fees for the purchase, transfer, or conversion of the MR$, which may be represented as either discounts or fees. The discount and fee structure may fluctuate over time. The current schedule of fees is as follows:

                Transfer Method     Consumer         Merchant

To purchase     ACH transfer       -0-% of USD     -0-% of USD
MR$:                               and -0-MR$      and -0- MR$

                Credit or debit   2.75% of USD     2.75% of USD
                card              plus 0.25 MR$   plus 0.25 MR$

                Check or money    1.50% of USD     1.50% of USD
                order             plus 1.50 MR$   plus 1.50 MR$

To spend MR$:   E-mail             -0-% of USD     -0-% of USD
                                  plus 0.15 MR$   plus 0.15 MR$

To sell MR$:    ACH transfer       -0-% of MR$     1.50% of MR$
                                  plus 0.25 MR$   plus 0.025 MR$

                Credit or debit   2.75% of MR$     2.75% of MR$
                card              plus 0.25 MR$   plus 0.25 MR$

                Check or money    1.50% of MR$     1.50% of MR$
                order             plus 2.00 MR$   plus 2.00 MR$

     The discounts and fees are added to, or subtracted from, the daily Real Par Value of the MR$ to determine the relative Currency Exchange Rate in USD for buying or selling MR$ for each method of transfer. The result is posted in the Currency Exchange Rate tables for consumers and merchants, which may be accessed from any of the four main web pages in our web site.
The total expense for any transaction is: the amount of the currency discount obtained by applying the percent figure in the schedule to the total transaction amount of USD or MR$; plus, the lump sum transfer fee expressed in MR$.

Software systems

     The software required for Virtualmoney's operations includes a website, monetary notifications via e-mail, and certain databases. The databases are used to maintain customer Gresham Accounts, where Virtualmoney can properly account for the monetary conversions, transfers, and MR$ balances. Virtualmoney engaged Bluewater Information Convergence, Inc., under a written consulting agreement to provide a turnkey software system to operate and maintain the private currency offered by Virtualmoney over the Internet. The total cost of developing the software under the agreement is $116,000 plus out of pocket expenses. A second development contract for $35,000 was entered into with Bluewater for the purpose of enhancing the web site. Then in April 2001, Bluewater notified us that it was getting out of the development business in Minnesota. At that time, we took over the development of the web site, after being introduced to key personnel that Bluewater had laid off who originally worked on the development of the project. Virtualmoney paid all of the contract payments, except the last payment for $8,750. The website and related software is expected to be operational in May 2001

     In addition, we have entered into a contract with Bluewater's ICON Center for the ongoing operation and maintenance of the system, as well as the leasing of the required third party software and hardware systems. This is a two-year contract at $7,850 per month, which began on February 9, 2000. It appears, however, that Bluewater is going through a restructuring that may affect its ability to serve as host for the system. In the event Bluewater does not serve as host for our system, we believe there are a number of other businesses offering similar hosting services at comparable rates that can service our needs.

     In the event that the demand for MR$ accounts outstrips Vitualmoney's systems, then we may impose a temporary moratorium on the expansion of service. In essence, we will begin with a new system, which must be perfected over time. The experience we receive from early interaction with the public will be crucial in determining the final form of the software systems and hardware as they are expanded and improved over time.

     The Real Monetization process, the process of maintaining the purchase power of the MR$ by using a portion of the USD received from the purchase of MR$ to make investments that self-adjust for inflation and deflation, will be carried out by Real Monetary Software(TM). As such, it will not be utilized until Virtualmoney begins to invest during Phases II and III of our business development in Treasury Inflation Protection Securities and Real Mortgage Backed Securities. Real Monetary Systems, Inc., granted an exclusive license for the Real Monetization process to Virtualmoney in January 2000, for use in issuing a private currency, which was memorialized in a license agreement May 9, 2001. Under the license agreement, Vitualmoney issued to Real Monetary Systems 1,200,000 shares of restricted common stock as consideration for granting the license and agreed to pay a royalty equal to 0.75% per annum on the outstanding accrued principal balance of the MR$ outstanding.

Marketing

     Virtualmoney will market its product and services over the Internet by means of viral network marketing. Viral marketing is based on the marketing opportunity that arises whenever an e-mail is issued to a non-participating third party regarding its willingness to accept MR$ as payment. Each such e-mail is a marketing opportunity for us to convert this third party to a user. For example, the payment of ten bills by one MR$ customer over the course of one month may result in ten marketing opportunities.

     In order to provide a marketing incentive to promote the use of the MR$, we intend to implement a program that will allocate 1.00% annually on the outstanding balance of MR$. These funds will be distributed via a network comprised of five levels, based upon the number of new MR$ accounts that are opened on each level.

Competition

     We are not aware of any other private currency system offered at this time that purports to be self-adjusting for inflation and deflation to preserve purchase power. If our business proves to be successful, other business or financial institutions may seek to establish their own medium of exchange that has attributes similar to the MR$. However, we believe our exclusive right to use the Real Monetary Software to effect the Real Monetization process in Phase III of our business provides a significant competitive advantage over any potential competitor that would seek to establish a currency that self-adjusts for inflation and deflation.

     Building recognition of our service is critical to attracting customers and participants willing to accept the MR$. Our failure to promote and maintain our service successfully may result in stunted growth, loss of customers, and loss of market share. We cannot assure you that our proposed marketing plan will enable us to be competitive or result in any significant revenue.

Government regulation

     Virtualmoney, a Minnesota corporation, is not regulated as a bank under Minnesota law. It does not pay interest on any MR$ held by it on behalf of its members and the MR$ held as a stored value on its database are not insured by the Federal Deposit Insurance Corporation (FDIC), or otherwise guaranteed by the government. While Minnesota does not view Virtualmoney as a bank, other state and federal regulators could potentially take the position that Virtualmoney is a bank or some other form of regulated financial institution. Such regulation could place restrictions on Virtualmoney's activities. Additionally, compliance with such regulation would be costly and time consuming and would adversely affect our business.

     Virtualmoney is not regulated as a broker/dealer, nor is it currently engaged in activities that would make it an Investment Advisor pursuant to the Investment Advisors Act of 1940 or an Investment Company under the Investment Company Act of 1940. As such, it is not insured by the Securities Investor Protection Corporation (SIPC). Furthermore, Virtualmoney is not an escrow agent. Any interest earned on balances in Virtualmoney's accounts at financial institutions belongs to Virtualmoney. We may become subject to the Investment Company Act of 1940 in the future as we begin to invest the proceeds from sales of MR$ in investment securities other than money market funds. Regulation as an Investment Company may adversely affect our operations by placing additional obligations and restrictions on our activities.

     Virtualmoney believes that MR$ are not "securities" subject to regulation under state and federal securities laws. There is no assurance, however, that state and federal regulators will not take the position that the MR$ are securities and require Virtualmoney to comply with applicable securities laws. Compliance with state and federal securities laws would be costly and time consuming and would adversely affect our business.

     Virtualmoney, however, is regulated as a money service business and has submitted a bond to the state of Minnesota under applicable Minnesota Statutes. Significant changes to Minnesota Statutes pertaining to money service businesses are pending before the Minnesota Legislature. If passed into law, these changes would require persons engaged in the business of money transmission in Minnesota to obtain a license, comply with bonding or security requirements, maintain a net worth of not less than $100,000, be in good standing, and possess permissible investments which would be considered held in trust for the benefit of the purchasers and holders of the licensee's outstanding payment instruments. The proposed law requires annual reporting and grants the state commissioner examination authority.

     At the federal level, the Treasury Department has issued rules concerning the application of the Bank Secrecy Act (BSA) to money services businesses. The rules apply to five classes of financial businesses which are defined as any person (except a bank or person registered with, and regulated or examined by, the Securities Exchange Commission or the Commodity Futures Trading Commission) doing business in one or more of the following capacities: currency dealer or exchanger; check casher; issuer of traveler's checks, money orders, or stored value; seller or redeemer of traveler's checks, money orders, or stored value; money transmitter; and the United State Postal Service (except with respect to the sale of postage or philatelic products). However, persons who do not (i) exchange currency, (ii) cash checks, or (iii) issue, sell or redeem traveler's checks, money orders, or stored value in an amount greater than $1,000 to any person on any day in one or more transactions are not money service businesses for purposes of the BSA. Therefore, Virtualmoney, as an issuer, seller and redeemer of stored value, is a money services business for purposes of the BSA unless its transactions fall under the $1,000 threshold.

     Generally, each money service business must register with the Department of the Treasury and keep a list of its agents.
The initial registration form must be filed by December 31, 2001, and the initial agent list must be prepared by January 2, 2001. These registration requirements, however, do not apply to issuers, sellers or redeemers of stored value. Therefore, Virtualmoney is not subject to the registration requirements of the BSA.

     The Treasury Department has also issued rules under the BSA requiring certain money services businesses to report suspicious activity under the BSA, beginning on January 1, 2002. However, the current rule indicates that a transaction that involves solely the issuance, or facilitation of the transfer of stored value, or the issuance, sale, or redemption of stored value, shall not be subject to reporting until the promulgation of rules specifically relating to such reporting. The rule only applies to (i) money transmitters, (ii) issuers, sellers and redeemers of money orders, (iii) issuers, sellers and redeemers of traveler's checks, and (iv) the U.S. Postal Service (except with regard to the sale of postage or philatelic products). Accordingly, for now, Virtualmoney is not subject to the suspicious activity reporting rules.

     Finally, the BSA and the Department of Treasury's rules implementing BSA (31 CFR Part 103) include other currency reporting rules and records maintenance requirements.
Virtualmoney may be subject to certain of these rules and requirements, depending on the size and nature of its transactions.

     Virtualmoney believes that it is not subject to the Board of Governors of the Federal Reserve System's Regulation E (12 CFR
Part 205). If Virtualmoney is deemed subject to Regulation E, compliance would be costly and would adversely affect our business operations. Virtualmoney is also subject to various privacy laws governing the disclosure and security of customer information.

     As an issuer of private currency, Virtualmoney is subject to federal counterfeiting statutes. These statutes, in general, prohibit issuance of any coin, card, token or device in metal, or its compounds, intended to be used as money, or the use of any card, token, slug, disk, device paper, or other thing similar in size and shape to any of the lawful coins or other currency of the U.S. to procure anything of value. Virtualmoney might be subject to The Stamp Payments Act, 18 U.S.C. 336, which prohibits the issuance of any obligation intended to circulate as money or used in lieu of lawful money in an amount less than $1.00 US.

     Virtualmoney's business is new and Company cannot predict how federal and state regulators will interpret laws and regulations that may or may not apply to us. In the event that regulators adopt unexpected interpretations of existing laws and regulations, Virtualmoney may be adversely affected. In addition, legislators and regulators are likely to adopt new laws and regulations to deal with new electronic businesses such as ours. For example, the potential exists for significant new privacy and electronic commerce regulation that could affect Virtualmoney's ability to engage in certain activities and the costs of doing business.

ITEM 2.  DESCRIPTION OF PROPERTY

     Virtualmoney currently sublets office space from Thomas W.
Tripp, an officer and director, at 2325 Sheridan Hills Road, Wayzata, Minnesota 55391. For use of these offices Virtualmoney pays a monthly rental $800 a month. Rental payments from inception to December 31, 2000 totaled $14,449.

ITEM 3.  LEGAL PROCEEDINGS

     The Company is not a party to any legal proceedings, and to the best of its knowledge, no such proceedings by or against the Company have been threatened.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     No matter was submitted to a shareholder vote for the fourth the quarter of the 2000 fiscal year.

                             PART II

ITEM 5.  MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

     There is no established trading market for Virtualmoney's common stock. We intend to seek out market makers as well as a listing on the OTC Bulletin Board to develop a public market. However, there is no assurance that a trading market will develop in the future. Even if a trading market should develop, there is no way of determining what the market price may be at any future time.

     There were approximately123 holders of the 4,026,384 shares of outstanding common stock of the Company at December 31, 2000.
All shares are subject to the restrictions of Rule 144 of the Securities Act.

     The Company has never declared a cash dividend on its common stock. The Company has not paid, nor declared, any cash dividends since its inception and does not intend to declare any such dividends in the foreseeable future. The Company's ability to pay dividends is subject to limitations imposed by Minnesota law.

Recent issuance of unregistered securities

     In connection with the formation of Virtualmoney in January 2000, a total of 2,403,000 shares of common stock were issued to the original four founders for nominal consideration in creating the corporation. An additional 89,500 shares were issued to officers and directors of Virtualmoney from January through April 2000 for services valued at $44,750. We also issued 1,200,000 shares of common stock to Real Monetary Systems, Inc., as payment under the exclusive license granted January 18, 2000, for the license to use the Real Monetization process and the first generation of the Real Monetary Software. We issued 3,000 shares for services rendered to an officer and director who subsequently resigned, so the shares were returned to us and canceled.

     Throughout the year Virtualmoney offered shares of its common stock for cash to a limited group of investors at a price of $1.00 per share. Through these offers we raised a total of $309,000, resulting in net proceeds of $277,161 after sales commissions and offering costs of $31,839. The names of the purchasers, the date of purchase, and the number of shares purchased are as follows:

REN Corporation                     January 24, 2000      $12,500
Russell Wivell                      February 7, 2000      $10,000
Greg and Lora Reid                  February 28, 2000     $20,000
Patrick and Kathleen McCardle       July 7, 2000          $20,000
Roger J. Bielke                     July 7, 2000          $50,000
Russell Wivell                      July 7, 2000          $13,000
Michael and Carolee Baker           July 7, 2000          $15,000
Lyndon R. Wentz                     August 1, 2000         $5,000
Wayne and Karen Ball                August 11, 2000       $15,000
Harold O. and Dorothy  C. Bishop
   Living Trust                     August 11, 2000        $5,000
Aaron and Gail Heumann              September 13, 2000    $10,000
Charles K. Kulas                    September 13, 2000    $15,000
Gerald and Beverly Mertz            September 13, 2000     $6,000
Ronald and Tammy Svendsen           September 22, 2000     $7,500
Roger J. Bielke                     September 22, 2000    $50,000
[Add other investors]

     Virtualmoney effected the foregoing transactions in reliance on the exemption from registration set forth in Section 4(2) of the Securities Act of 1933 for offerings not involve any public offering. In this regard, no public solicitation was made in the offerings, securities were sold only to persons who had pre-existing business relationships with Virtualmoney or its management, and each person had access to information that would enable it to evaluate Virtualmoney and its proposed business and the risks of the investment. Based on written representations of the investors we believe each person took the securities as an investment for its own account and not with a view to distribution and each person had such knowledge and experience in business and financial matters so as to enable it to understand the merits and risk of the investment.

ITEM 6.  MANAGEMENT'S DISCUSSION AND ANALYSIS AND PLAN OF
OPERATION

Fiscal Year Ended December 31, 2000

     Virtualmoney had no operations and generated no revenue for the fiscal year ended December 31, 2000, although, Virtualmoney did receive interest income of $1,557 for the same period.

     Virtualmoney had general and administrative expense of $261,674 for the fiscal year ended December 31, 2000. These general and administrative expenses consisted of general corporate administration, director's fees, payroll, rent, web design, legal fees and professional expenses, and accounting and auditing costs.

     Virtualmoney had depreciation and amortization expenses of $50,374 for the fiscal year ended December 31, 2000. The depreciation and amortization expenses consisted of furniture and equipment, organizational costs, and the Real Monetization process and Real Monetary Software license.

     As a result of the foregoing factors, Virtualmoney realized a net loss of $310,491 for the fiscal year ended December 31, 2000. This loss is due to the cost of developing business operations without the influx of revenue from operations.

Plan of Operation

     Virtualmoney is in the development stage in that it has not commenced planned principal operations. To date Virtualmoney has devoted the majority of its efforts to: raising capital; entering into the license agreement for the Real Monetization process and Real Monetary System software; and researching and articulating the plan of operations for the purpose of introducing the MR$ and thereafter for providing monetary transfer and conversion services via the Internet. Planned principal operations have not yet commenced and the first revenues are not anticipated until the second quarter of 2001.

     At December 31, 2000, we had a working capital deficit of $78,934. Management estimates that $360,000 of capital will be required to pay existing liabilities and fund operations through the year 2001. Once operations commence in the second quarter of 2001, we believe we will be able to generate $60,000 internally from interest on funds tendered to purchase MR$ and fees for certain transaction services. We intend to obtain the remaining $300,000 from debt or equity financing. We have no arrangements or commitments for such financing at the present time, so there is no assurance Virtualmoney will have capital available to fund its operations and implement its business.

Forward-Looking Statement Notice

     When used in this report, the words "may," "will," "expect," "anticipate," "continue," "estimate," "project," "intend," and similar expressions are intended to identify forward-looking statements regarding events, conditions, and financial trends that may affect Virtualmoney's future plans of operations, business strategy, operating results, and financial position. Persons reviewing this report are cautioned that any forward-looking statements are not guarantees of future performance and are subject to risks and uncertainties and that actual results may differ materially from those included within the forward-looking statements as a result of various factors. Such factors are discussed under the headings "Item 1. Description of Business," and "Item 6. Management's Discussion and Analysis or Plan of Operation," and also include general economic factors and conditions that may directly or indirectly impact Virtualmoney's financial condition or results of operations.

ITEM 7.  FINANCIAL STATEMENTS

     The financial statements of Virtualmoney appear at the end of this report beginning with the Index to Financial Statements on page F-1.

ITEM 8.  CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON
ACCOUNTING AND FINANCIAL DISCLOSURE

     There have been no changes in or disagreements with accountants since inception in January 2000.

                            PART III

ITEM 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; AND COMPLIANCE WITH SECTION 16(A) OF THE EXCHANGE ACT

Directors and Officers

     The following table sets forth the names, ages, and positions of the officers and directors of Virtualmoney.

Name                         Age    Position                     Since

Thomas W. Tripp              51    President, Director         January 2000

Robert E. Nisen              63    CFO, Secretary, Director    January 2000

Michael L. Newby             47    Vice President of Corporate October 2000
                                    Development and Director

Michael W. McNeely           51    Director                    April 2000

Constance Stack              51    Director                    April 2000

Reese L. Doffing             50    Director                    April 2000

Richard L. Parry             65    Director                    April 2000

Ken K. Lee                   39    Director                    April 2000

Bonnie I. Norsted-Meitzner   51    Director                    April 2000

Kathryn Newby                39    Director                    April 2000

Charles  K.  Kulas           53   Director                     October 2000

     All directors hold office until the next annual meeting of stockholders or until their successors are duly elected and qualified. Officers serve at the discretion of the Board of Directors.

     The following is information on the business experience of each director and officer.

      Thomas  W. Tripp, Mr. Tripp is the President and a Director
of  Virtualmoney.   He  was the founder  and  President  of  Real
Mortgage  Corporation  in 1992, and remains  its  President.  Mr.
Tripp has a BA in Economics from Harvard University.

     Michael L. Newby, Mr. Newby is the Vice President of
Corporate Development and is a Director. From 1996 1999 to the present Mr. Newby has been employed as a financial consultant and para-planner to Kathryn Newby, his spouse.

     Robert E. Nisen, Mr. Nisen is CFO, Secretary and a Director. He was the President of Biwabik State Bank until 1988. Since that time he has been a financial and accounting consultant and a part time loan broker for Citizens Mortgage, Inc. He is also the owner of REN Corporation, a consulting firm. He has a BA in Business and Economics from the University of Minnesota Duluth.

      Michael W. McNeely, Mr. McNeely is a Director. Mr. NcNeely is a realtor, and has been since 1977; he is a partner licensed with Counselor Realty.

      Constance Stack, Ms Stack is a Director. Ms Stack has a BS in Adult Learning from Metropolitan State University, a MS in Community Health Education from Mankato State University and a Diploma in Nursing from Fairview Hospital. From 1991 to the present she has been Faculty Program Coordinator, Minnesota State Colleges and Universities Center for Teaching and Learning.

     Reese L. Doffing, Mr. Doffing is a Director. Mr. Doffing has a BS from St. John's University. He was Chief Executive Officer of Community Bankers Service Corporation from 1992 to 1998, Senior Vice President of Independent Community Bankers of Minnesota from 1979 to 1998, and at present is Account Executive, Heartland Payment Systems Community Banking Program.

      Richard L. Parry, Mr. Parry is a Director.  Mr. Parry has a
BA from Dartmouth College, an MBA from Kent State University and a PhD from Ohio State University. From 1989 to the present he has been a consultant to small businesses.

      Ken K. Lee, Mr. Lee is a Director. Mr. Lee has a BS in Computer Engineering from Iowa State University and took MBA related courses at the College of St. Thomas. From 1987 to the present he has been a consultant in information technology.

      Bonnie I. Norsted-Meitzner, Ms Norsted-Meitzner is a Director. She has a BA from Metropolitan State University and a Masters in Psychology from St. Mary's College. From 1989 to the present she has been a licensed psychologist at Family Based Therapy Associates.

     Kathryn Newby, Ms Newby is a Director. She was self-employed as a business administrator from 1986 to 1996, as a teller at Norwest Bank in 1996, as a registered representative for Workman Securities from 1997 to 1999, and at this time is a registered representative for Investors Capital Corporation.

     Charles K. Kulas, Mr. Kulas is a Director. For the past five years Mr. Kulas has been employed as a Senior Compliance
Advisor in the Pension division of Minnesota Life Insurance
Company.

ITEM 10.  EXECUTIVE COMPENSATION

     Virtualmoney has agreed to compensate Thomas W. Tripp, its president, at the rate of $90,000 per year. During the year ended December 31, 2000, we paid no cash compensation to Mr. Tripp, but issued to him 30,000 shares of common stock valued at $15,000 as partial payment for his services and deferred payment of $60,000 in additional compensation.

ITEM 11.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND
  MANAGEMENT

Principal stockholders

     The following table sets forth as of December 31, 2000, the number and percentage of the 4,026,384 shares of outstanding common stock which, according to the information supplied to Virtualmoney, were beneficially owned by each person who, to the knowledge of Virtualmoney, is the beneficial owner of more than 5% of the outstanding common stock. Except as otherwise indicated, the persons named in the table have sole voting and dispositive power with respect to all shares beneficially owned, subject to community property laws where applicable.

Name                                   Number of       Percent of
                                         Shares            Class

Thomas W. Tripp (1)                     2,671,950           66
2325 Sheridan Hills Road
Wayzata, Minnesota 55391

Real Monetary Systems, Inc. (1)           895,742            22
2325 Sheridan Hills Road
Wayzata, Minnesota 55391

Marcia Tripp, Trustee                     819,928            20
Jonathan Sterling Tripp Irrevocable Trust
19080 Broadmoore Drive
Eden Prairie, Minnesota

(1) The stock ownership amount for Mr. Tripp includes 895,742 shares held of record by Real Monetary Systems, Inc. Mr. Tripp is an officer, director and principal stockholder of Real Monetary Systems, Inc., so he may be deemed to have shared voting and investment control with respect to the common stock held by that corporation.

Management

     The following table sets forth as of December 31, 2000, the number and percentage of the 4,026,384 shares of outstanding common stock which, according to the information supplied to Virtualmoney, were beneficially owned by (i) each person who is currently a director of Virtualmoney, (ii) each executive officer, and (iii) all current directors and executive officers of Virtualmoney as a group. Except as otherwise indicated, the persons named in the table have sole voting and dispositive power with respect to all shares beneficially owned, subject to community property laws where applicable.

Name                               Number of       Percent of
                                    Shares            Class

Thomas W. Tripp (1)                2,617,950          66.0
2325 Sheridan Hills Road
Wayzata, Minnesota 55391

Robert E. Nisen(2)                  40,980             1.0
P.O. Box 430
Biwabik, Minnesota

Michael L. Newby                     2,917             0.1
3551 Owasso street, #310
Shoreview, Minnesota 55126

Michael W. NcNeely                  12,800             0.3
14676 77th Place N.
Maple Grove, Minnesota

Constance Stack                      5,000             0.1
2740 Overlook Ave. N.
Bloomington, Minnesota

Reese L. Doffing                     5,000             0.1
4670 222nd Street E.
Hampton, Minnesota

Richard L. Parry                     5,000             0.1
5916 Amy Drive
Edina, Minnesota

Ken K. Lee                           5,700             0.1
27 Willowmere Circle
Riverside, Connecticut 06878

Bonnie I. Norsted-Meitzner           5,000             0.1
199 Coon Rapids Blvd
Coon Rapids, Minnesota

Kathryn Newby                        6,133             0.1
3551 Owasso street, #310
Shoreview, Minnesota 55126

Charles K. Kulas                    17,917             0.4
6140 Virgina Avenue North
New Hope, Minnesota

All   executive  officers   and    2,778,397          69.0
directors

(1) The stock ownership amount for Mr. Tripp includes 919,242 shares held of record by Real Monetary Systems, Inc. Mr. Tripp is an officer, director and principal stockholder of Real Monetary Systems, Inc., so he may be deemed to have shared voting and investment control with respect to the common stock held by that corporation.

(2)   The  stock  ownership amount for Mr. Nisen includes  35,180 shares held of record by REN Corporation, which is owned and controlled by Mr. Nisen.

ITEM 12.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

     During fiscal year 2000, Virtualmoney entered into a number of agreements with Real Monetary Systems, Inc. Thomas W. Tripp is the majority shareholder of both companies. The following identifies the nature and amount of these transactions.

     Virtualmoney acquired the exclusive right to use the Real Monetization process carried out by the first generation of the Real Monetary Software system under a license agreement in exchange for 1,200,000 shares of common stock and royalty equal to 0.75% per annum on the outstanding MR$ in circulation.

     Virtualmoney advanced $8,188 to Real Monetary Systems in exchange for two promissory notes bearing an 8% annual interest rate. Real Monetary Systems repaid the notes with interest in December 2000.

     Real Monetary Systems advanced $10,604 in December 2000 to Virtualmoney in exchange for a demand note bearing an 8% annual interest rate.

     Mr. Tripp granted Virtualmoney an option to purchase
     45,000 shares of Real Monetary Systems common stock from him at $2 per share. At December 31, 2000, Virtualmoney had exercised and acquired 20,600 shares of Real Monetary Systems common stock. The option expired February 16, 2001.

     In April and November 2000, Virtualmoney issued 90,334 shares of common stock at $0.50 per share to certain related parties. The following table identifies the name and relation of the interested party, the amount of stock received and the nature of the transaction.

       Name            Relation          Shares      Transaction
                                        Received
Constance Stack        Director          5,000      Director Fee

Richard L. Parry       Director          5,000      Director Fee

Reece L. Doffing       Director          5,000      Director Fee

Ken K. Lee             Director          5,000      Director Fee

Kathryn Newby          Director          5,000      Director Fee

Bonnie I. Norsted-     Director          5,000      Director Fee
Meitzner

Michael W. McNeely     Director          5,000      Director Fee

Charles Kulas          Director          2,917      Director Fee

Michael L. Newby      Officer and        2,917        Services
                       Director
Thomas W. Tripp       Officer and        30,000       Services
                       Director
REN Corporation    Controlled by Mr.     19,500       Services
                   Nisen,an Officer and
                    Director

     REN Corporation was engaged by Virtualmoney to provide business consulting and related support services at the rate of $45,000 per year. Robert E. Nisen, our chief financial officer and a director, owns and controls REN Corporation. We paid to REN Corporation during the year $8,500 in cash and issued to it 19,500 shares of common stock valued at $9,750 in payment for its services. REN Corporation also agreed to defer payment of $21,500 in compensation.

     For the fiscal year 2,000, Virtualmoney paid rent in the amount $14,449 for office space located at the residence of the President, Thomas W. Tripp.

ITEM 13.  EXHIBITS AND REPORTS ON FORM 8-K

Exhibits

     Copies of the following documents are included as exhibits to this report pursuant to Item 601 of Regulation S-B.

SEC Ref.    Title of Document                                 Location
No.
3.1         Articles of Incorporation                            *
3.2         Bylaws                                               *
10.1        Exclusive License Agreement with Real Monetary    Page E-1
              Systems, Inc., dated May 9, 2001
10.2        Amended and Restated Consulting Agreement with    Page E-10
              Bluewater Information Convergence, Inc.,
              dated September 8, 2000
10.3        Terms and conditions of Millenium Dollar Account  Page E-17
99.1        The Real Monetary Compact - Statement             Page E-26
            of Principles

* Incorporated herein by this reference to Exhibit 3 of Virtualmoney's registration statement on Form 10-SB filed with the Securities and Exchange Commission on July 13, 2000.

Form 8-K Filings

      No reports on Form 8-K were filed during the fourth quarter of the year ended December 31, 2000.

                           SIGNATURES

      In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                   Virtualmoney, Inc.


Date:   June 6, 2001              By: /s/ Thomas W. Tripp,
                                  President


Date:   June 6, 2001              By: /s/ Robert W. Nisen,
                                  Chief financial Officer

      In accordance with the Exchange Act, this report has been signed by the following persons on behalf of the registrant and in the capacities and on the dates indicated.


/s/Thomas W. Tripp     June 6, 2001  /s/Robert W. Nisen   June 6, 2001

/s/Michael W. McNeely  June 6, 2001  /s/Constance Stack   June 6, 2001


/s/Reese L. Doffing    June 7, 2001  /s/Richard L. Parry  June 6, 2001


/s/Ken K. Lee   June 7, 2001  /s/Bonnie L. Norsted-Meitzner June 7, 2001

/s/Kathryn Newby       June 7, 2001  /s/ Charles K. Kulas  June 6, 2001

/s/Michael L. Newby    June 7, 2001

                       VIRTUALMONEY, INC.
                    (A Development Company)

                      FINANCIAL STATEMENTS

          PERIOD FROM INCEPTION (JANUARY 10, 2000) TO
                       DECEMBER 31, 2000


                             INDEX


                                                          Page

Independent Auditors' Report                              F-2


Financial Statements:

   Balance Sheet                                          F-3

  Statement of Operations                                 F-4

  Statement of Stockholders' Equity                       F-5

  Statement of Cash Flows                                 F-6

  Notes to Financial Statements                           F-7

              Callahan, Johnston & Associates, LLC
          Certified Public Accountants and Consultants



                  INDEPENDENT AUDITORS' REPORT



To The Board of Directors and
    Stockholders of Virtualmoney, Inc.
    (A Development Stage Company)
Wayzata, Minnesota

We have audited the accompanying balance sheet of Virtualmoney, Inc. (d/b/a Virtualmoney.com) as of December 31, 2000, and the related statements of operations, stockholders' equity, and cash flows for the period from January 10, 2000 (inception), to December 31, 2000. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Virtualmoney, Inc. as of December 31, 2000, and the results of its operations and its cash flows for the period from January 10, 2000 (inception), to December 31, 2000, in conformity with generally accepted accounting principles.

As described in Note 2 to the financial statements, the ultimate recoverability of investments in the development stage and license agreement is dependent on future profitable operations, which presently cannot be determined.

/s/ Callahan, Johnston & Associates, LLC

CALLAHAN, JOHNSTON & ASSOCIATES, LLC
Minneapolis, Minnesota
March 23, 2001


      7850 Metro Parkway, Suite 207, Minneapolis, MN 55425
      Telephone: (952) 858-7207        Fax: (952) 858-7202
                Email: callahan_johnston@msn.com

                       VIRTUALMONEY, INC.
                  (A Development Stage Company)

                          BALANCE SHEET

                        DECEMBER 31, 2000

              ASSETS

Current assets:
 Cash                                               $  27,903
 Prepaid expenses:
   Legal retainer                                       3,258
   Directors fees                                      10,834
   Other                                                  200
        Total current assets                           42,195

Furniture and equipment                                 3,912
Less accumulated depreciation                             374
        Net fixed assets                                3,538

Other assets:
 Investment - related party                            41,200
 Developed software                                   116,000
 License agreement, net of
   accumulated amortization of $50,000                550,000
        Total other assets                            707,200


        Total assets                                $ 752,933


 LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
 Accounts payable                                   $  42,669
 Accrued payroll and related                           67,856
 Note payable - related party                          10,604

        Total current liabilities                     121,129

Stockholders' equity:
 Common stock, no par value; authorized
   10,000,000 shares, issued: 4,029,384               942,295
 Deficit accumulated during the
   development stage                                 (310,491)

        Total stockholders' equity                    631,804


      Total liabilities and stockholders' equity    $ 752,933


 The accompanying notes are an integral part of these financial statements

                       VIRTUALMONEY, INC.
                  (A Development Stage Company)

                     STATEMENT OF OPERATIONS

        PERIOD FROM DATE OF INCEPTION (JANUARY 10, 2000)
                    THROUGH DECEMBER 31, 2000


Revenues                                             $      -

Expense:
 Amortization                                          50,000
 Depreciation                                             374
 Directors fees                                        15,417
 ICON Center lease/maintenance                         15,700
 Internet                                               1,275
 Office and administrative                             12,330
 Payroll expenses                                      83,233
 Professional and consulting fees                     109,188
 Rent                                                  12,449
 Telephone                                              3,597
 Travel and entertainment                               1,468
 Web design                                             7,017

        Total expense                                 312,048

Net loss before other income                         (312,048)
Other income:
 Interest income                                        1,557

Net loss                                             (310,491)

Other comprehensive income (loss)                           -

        Comprehensive income (loss)                 $(310,491)

Basic earnings (loss) per share                     $    (.09)

Weighted average number of shares outstanding       3,418,567


 The accompanying notes are an integral part of these financial statements.

                               VIRTUALMONEY, INC.
                          (A Development Stage Company)

                        STATEMENT OF STOCKHOLDERS' EQUITY


                                                                      Deficit
                                                Common Stock          During
                                             Number of              Development
                                               Shares    Amount        Stage         Total
Issuance of founders stock,
January 14, 2000                             2,403,000   $       -    $         -    $       -

Issuance of stock for services and
future services, at $.50 per share
January through April 2000                     104,500      52,250              -       52,250

Issuance of stock for license
agreement at $.50 per share                  1,200,000     600,000              -      600,000

Issuance of stock for services and
future services at $1.00 per share
July through November 2000                      12,884      12,884              -       12,884

Issuance of stock at $1 per share
in January and February 2000,
net of issuance costs of $31,839               309,000      277,161             -      277,161

Loss January 10, 2000 to December 31, 2000           -            -      (310,491)                              (310,491)

                                             4,029,384   $  942,295    $ (310,491)   $ 631,804

   The accompanying notes are an integral part of these financial statements.

                       VIRTUALMONEY, INC.
                  (A Development Stage Company)

                     STATEMENT OF CASH FLOWS
                   Increase (Decrease) in Cash

        PERIOD FROM DATE OF INCEPTION (JANUARY 10, 2000)
                    THROUGH DECEMBER 31, 2000



Cash flows from operating activities:
 Net loss                                                $(310,491)
   Adjustments to reconcile net loss to cash flows from
     operating activities:
       Depreciation                                            374
       Amortization                                         50,000
       Stock issued for services and future services        54,300
       Prepaid expenses                                     (3,458)
       Accounts payable                                     32,669
       Accrued payroll and related                          67,856
        Net cash flows from operating activities          (108,750)

Cash flows from investing activities:
 Purchases of furniture and equipment                       (3,912)
 Purchase of investment - related party                    (41,200)
 Expenditures on developed software                       (106,000)
Net cash flows from investing activities                  (151,112)

Cash flows from financing activities:
 Proceeds from common stock, net of offering costs         277,161
 Proceeds from note payable - related party                 10,604
        Net cash flows from financing activities           287,765

Increase in cash                                            27,903

Cash - beginning of period                                       -

Cash - end of period                                     $  27,903


 The accompanying notes are an integral part of these financial statements.

                       VIRTUALMONEY, INC.
                  (A Development Stage Company)

                  NOTES TO FINANCIAL STATEMENTS

           PERIOD FROM INCEPTION (JANUARY 10, 2000) TO
                        DECEMBER 31, 2000



1.  Summary of Significant Accounting Policies and
    Other Information

    Company

      Virtualmoney, Inc. (d/b/a Virtualmoney.com) was formed under the laws of the State of Minnesota on January 10, 2000. Virtualmoney has obtained an exclusive license to use the Real Monetization (TM) process for the purpose of issuing an asset-backed real monetary equivalent (the Millennium Dollar (TM) that is defined in terms of the United States Dollar ($1.00 or USD). Specifically, the Millennium Dollar (TM) will be defined as equaling the purchasing power of the USD on the base line date of January 1, 2000, using the Consumer Price Index for All Urban Consumers (CPI-U) Reference Number for October 1999. As such, the Millennium Dollar (TM) will fluctuate with inflation and deflation over time, as measured by the percentage change in the CPI-U. Virtualmoney will stand ready to repurchase the Millennium Dollars (TM) at a price sufficient to cover the expense incurred in providing this liquidity. In addition, the Company will initiate and maintain monetary transfer services over the Internet, composed of e-mail transmissions, such that users of the Millennium Dollar (TM) will be able to use it as a virtual currency.

    Furniture and Equipment

      Furniture and equipment are recorded at cost.
      Depreciation is calculated using the straight-line method over the estimated useful lives of five years.
      Expenditures for maintenance and repairs are charged to operations when incurred. Deduction is made for retirements resulting from renewals or betterments.

      Depreciation expense was $374 from inception to date

                       VIRTUALMONEY, INC.
                  (A Development Stage Company)

                  NOTES TO FINANCIAL STATEMENTS

           PERIOD FROM INCEPTION (JANUARY 10, 2000) TO
                        DECEMBER 31, 2000


1.  Summary of Significant Accounting Policies and
    Other Information (Continued)

    Intangible Assets

      An intangible asset was recorded at the fair value of the common stock issued to enter into the Millennium Dollar
      (TM) license agreement. This intangible asset is being amortized over ten years using the straight-line method.

      Software being developed for processing Millennium Dollar
      (TM) based transactions is being capitalized in accordance with Statement of Position 98-1: Accounting for Costs of Computer Software Developed or Obtained for Internal Use. These costs will be amortized on a straight-line basis over the estimated useful life of the software effective upon the sale of the first Millennium Dollar (TM).

    Stock-Based Consideration

      The Company has applied the fair value-based method of accounting for employee and nonemployee stock-based consideration and/or compensation in accordance with FASB
      Statement 123.

    Income Taxes

      The Company accounts for income taxes in accordance with Statement of Financial Accounting Standards No. 109, "Accounting for Income Taxes" which requires the use of the "liability method" of accounting for income taxes. Accordingly, deferred tax liabilities and assets are determined based on the differences between the financial statement and tax bases of assets and liabilities, using enacted tax rates in effect for the year in which the differences are expected to reverse.

      The Company's net operating loss carryforward is fully allowed for at December 31, 2000. See Note 5.

                       VIRTUALMONEY, INC.
                  (A Development Stage Company)

                  NOTES TO FINANCIAL STATEMENTS

           PERIOD FROM INCEPTION (JANUARY 10, 2000) TO
                        DECEMBER 31, 2000


1.  Summary of Significant Accounting Policies and
    Other Information (Continued)

    Concentrations, Risks and Uncertainties

      Use of Estimates

      The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

      Investment - Related Party

      At December 31, 2000, the Company owned 20,600 shares of common stock with a historical cost of $41,200. Although the market value is not readily determinable, management believes the fair value of this investment is equal to its carrying value, see Note 3.

      Long-Lives Assets

      In accordance with SFAS 121, Accounting For The Impairment Of Long-Lived Assets And For Long-Lived Assets To Be Disposed Of, the Company reviews its long-lived assets and intangibles related to those assets periodically to determine potential impairment by comparing the carrying value of the long-lived assets outstanding with estimated future cash flows expected to result from the use of the assets, including cash flows from disposition. Should the sum of the expected future cash flows be less than the carrying value, the Company would recognize an impairment loss. An impairment loss would be measured by comparing the amount by which the carrying value exceeds the fair value of the long-lived assets and intangibles. To date, management has determined that no impairment of long-lived assets exists.

                       VIRTUALMONEY, INC.
                  (A Development Stage Company)

                  NOTES TO FINANCIAL STATEMENTS

           PERIOD FROM INCEPTION (JANUARY 10, 2000) TO
                        DECEMBER 31, 2000



 1. Summary of Significant Accounting Policies and
     Other Information (Continued)

     Earnings Per Share

      The Company has implemented FASB 128: Earnings Per Share. FASB 128 replaces the presentation of primary EPS with basic EPS. Basic EPS excludes dilution and is computed by dividing net income by the weighted-average number of common shares outstanding for the year. Diluted EPS reflects the potential dilution from stock options and warrants and is computed using the treasury stock method. Under the treasury stock method stock options are assumed to have been exercised at the beginning of the period if the exercise price exceeds the average market price during the period. Stock options and warrants are excluded in the EPS calculation due to their antidulitive effect.


2.   Development Stage Company

      From inception to December 31, 2000, the Company is deemed to be in the development stage. To date the Company has devoted the majority of its efforts to: raising capital; entering into the Millennium Dollar (TM) license agreement; and researching and articulating the plan of operations for the purpose of introducing the Millennium Dollar (TM) and thereafter for providing monetary transfer and conversion services via the Internet. Planned principal operations have not yet commenced and the first revenues are not anticipated until the second quarter of 2001.

                       VIRTUALMONEY, INC.
                  (A Development Stage Company)

                  NOTES TO FINANCIAL STATEMENTS

           PERIOD FROM INCEPTION (JANUARY 10, 2000) TO
                        DECEMBER 31, 2000


2.   Development Stage Company (Continued)

      The Company is presently attempting to: create the Company's Web Site; formalize an income-sharing program involving viral network marketing for early participants; prepare for the issuance of Millennium Dollar (TM) monetary units in the form of "promises-to-pay" via secure e-mails over the Internet; and preparing the databases required for (a) the ownership and transfer of the Millennium Dollars (TM), (b) the investment of the USD, received in the distribution and utilized for the conversion of the Millennium Dollars (TM), and (c) the ownership and transfer of the Company's common stock, as well as the ongoing efforts to fund the Company and engage key personnel. Ultimately, the Company feels that it will be able to gain acceptance for the Millennium Dollar (TM), and its monetary transfer services, whereby the Company expects to generate revenues from (a) the investment income earned upon the USD assets, primarily U.S. Treasuries, backing the Millennium Dollar (TM), as well as
      (b) from the currency spread charged for the conversion of the Millennium Dollar (TM) promises-to-pay back into USD. It is expected that these combined operations will generate net revenues (after the inflationary adjustment, but before operating expenses and income-sharing) of about four percent (4.0%) per annum on the outstanding Millennium Dollars (TM) in circulation. As such, it is expected that the Company can achieve profitable operations and thereby realize assets and settle obligations in the normal course of operations. No estimate can be made of the range of loss that is reasonably possible should the Company be unsuccessful.

3.   Related Party Transactions

     Millennium Dollar (TM) License Agreements

      On February 24, 2000, the Company entered into a license agreement with Real Monetary Systems, Inc. (RMSI) for the exclusive rights to sponsor the issuance of an asset-backed real monetary equivalent (the Millennium Dollar
      (TM)) that is defined in the terms of the United States Dollar ($1.00). As consideration for this license the Company agreed to:

                       VIRTUALMONEY, INC.
                  (A Development Stage Company)

                  NOTES TO FINANCIAL STATEMENTS

           PERIOD FROM INCEPTION (JANUARY 10, 2000) TO
                        DECEMBER 31, 2000


3.   Related Party Transactions (Continued)

     Millennium Dollar (TM) License Agreements (Continued)

         Issue RMSI 1,200,000 shares of unregistered common stock in the Company with a fair value at issuance of $600,000, and to pay RMSI a royalty of 7-1/2 basis points (.075%) per annum on the outstanding Millennium Dollar (TM) principal balance; which may be calculated in either
         Millennium Dollars (TM), or the corresponding accrued nominal value in United States Dollars.

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

      Nonetheless, the future development of the Real Monetary Software (TM) will be exclusively licensed to Real
      Monetary Software, Inc. (RMSOFT), subject to a contractual agreement that the use of the Real Monetary Software$ must be in conjunction with an exclusive license issued by RMSI with respect to a given type of real financial instrument. The terms and conditions of the Company's use of the stand-alone version of the Real Monetary Software$ are still being worked out with RMSOFT, as are the terms and conditions of the license by and between RMSI and RMSOFT. Nonetheless, the granting of the exclusive license by RMSI to develop the Real Monetary Software$, will be contingent upon RMSOFT's granting of a license for the software to the Company. One purpose of this licensing structure is to standardize the software, as well as to minimize the development and maintenance costs, which may then be shared by various licensed users over time.

                       VIRTUALMONEY, INC.
                  (A Development Stage Company)

                  NOTES TO FINANCIAL STATEMENTS

           PERIOD FROM INCEPTION (JANUARY 10, 2000) TO
                        DECEMBER 31, 2000


3.   Related Party Transactions (Continued)

      Millennium Dollar (TM) License Agreements (Continued)

      Furthermore, the software itself is not material, until such time as a sufficient volume of real financial instruments have been issued and outstanding; since the critical function of the software is to assist in the creation of a liquid market for the accruing interest that is inherent in real financial instruments. The Company's license is limited to the use of the technology for the issuance of the Millennium Dollar (TM) as previously defined. Nonetheless, it is expected to have a close working relationship with other companies licensed by RMSI to create: (a) the stand-alone software, (b) the liquid market for the Treasury Inflation Protection Securities and (c) for the liquid market for Real Mortgage-Backed Securities. The Company will begin to generate a market for the products and services of these other companies, as it begins to succeed in the distribution and maintenance of the Millennium Dollar (TM) in the marketplace. Any improvements, made by the Company with respect to the licensed trade secrets and software, shall remain the sole property of RMSI. Hence, any and all improvements, created by individual licensees, may then be distributed to all licensees at the sole discretion of RMSI. Once again, the goal being to standardize the development of the software, thereby creating a coherent real monetary system for the benefit of all Millennium Dollar (TM) users.

      Prepaid Directors Fees

      The Company issued 43,751 shares of its common stock valued at $26,251 to directors as an advance toward future directors fees. These shares are subject to prorata recall in the event that the director's services to the Company are terminated for any reason.

      Notes Receivable Related Party

      The Company had advanced $8,188 to Real Monetary Systems, Inc., the licensor of the Millennium Dollar (TM), under two demand promissory notes. These notes were unsecured and bore interest at 8% per annum. These notes were repaid in December 2000 including interest totaling $285.

                       VIRTUALMONEY, INC.
                  (A Development Stage Company)

                  NOTES TO FINANCIAL STATEMENTS

           PERIOD FROM INCEPTION (JANUARY 10, 2000) TO
                        DECEMBER 31, 2000


3.   Related Party Transactions (Continued)

      Note Payable - Related Party

      On December 27, 2000, the Company borrowed $10,604 from
      Real Monetary Systems, Inc., the licensor of the Millennium Dollar (TM). This amount bears interest at 8% and is due on demand.

      Investment - Related Party

      The Company's founder and president has granted the Company an option to acquire up to 45,000 shares of Real Monetary Systems, Inc. (RMSI) common stock from him at $2 per share. This option expires February 16, 2001.
      Through December 31, 2000, the Company had acquired 20,600 shares of RMSI common stock at a historical cost of $41,200. RMSI is a privately held company with limited operations. Although the market value of the investment in RMSI is not readily determinable, management believes it is equal to its carrying value.

      Subsequent to December 31, 2000, the Company has continued to acquire shares in RMSI from its President.

      Office Space

      The Company presently offices in the private residence that it shares with its president and largest stockholder under a month-to-month agreement. For use of these offices the Company pays the monthly rental on this private residence (currently $800 a month).

      Rental payments from inception to December 31, 2000 totaled $14,449.

                       VIRTUALMONEY, INC.
                  (A Development Stage Company)

                  NOTES TO FINANCIAL STATEMENTS

           PERIOD FROM INCEPTION (JANUARY 10, 2000) TO
                        DECEMBER 31, 2000


4.   Supplemental Cash Flow Information

     Cash paid during the year for:
                                                      Inception
                                                       To Date

      Interest                                           $   72

      Income taxes                                       $    -

     Summary of Non Cash Activity:

     The Company issued 2,403,000 shares of founders' common stock on January 14, 2000 with no stated value.

     The Company issued 117,384 shares of common stock valued at $65,134 toward services rendered and/or services to be rendered to the Company.

     The Company issued 1,200,000 shares of common stock for the Millennium Dollar (TM) license agreement valued at $600,000.
     See Note 3.


 5. Common Stock

     The Board of Directors has approved a 2 for 1 stock split to be effective upon the sale of the first Millennium Dollar
     (TM).


 6. Income Taxes

     The Company has fully allowed for its net operating carryforwards as follows:

      Deferred tax asset relating to net operating
        loss carryforwards                           $ 93,000
      Valuation allowance                             (93,000)

      Deferred tax asset                             $      -

     At December 31, 2000, the Company has carryforwards
     available to offset future taxable income as follows:
                                             Federal      State

      2015                                  $ 310,000  $ 310,000