Form 10QSB
period 2001-06-30
VIRTUALMONEY INC
filed 2001-07-27
CIK 1117465

UNITED STATES
               SECURITIES AND EXCHANGE COMMISSION
                     WASHINGTON, D.C. 20549

                          FORM 10-QSB

(Mark One)

    X     Quarterly Report Under Section 13 or 15(d) of the
     Securities Exchange Act of 1934 (No Fee Required)

     For the quarterly period ended June 30, 2001


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


      16910 - 45th Avenue North, Plymouth, Minnesota 55446
            (Address of Principal Executive Offices)



                          763-744-0123
        (Issuer's Telephone Number Including Area Code)


       2325 Sheridan Hills Road, Wayzata, Minnesota 55391
                        (Former Address)
(Former Name, Former Address and Former Fiscal Year, If Changed
Since Last Report)



Check whether the issuer: (1) filed all reports required to be filed by section 13 or 15(d) of the Securities Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

Yes        X        No

Number of shares outstanding as of July 25, 2001:   8,439,398

                             INDEX

                       VIRTUALMONEY, INC.


PART I, FINANCIAL INFORMATION

                                                                    Page

Item 1. Financial Statements (Unaudited).

       Balance sheets as of June 30, 2001 and December 31, 2000        3

       Statements of operations for the three and six months ended
       June 30, 2001 and 2000                                          4

       Statements of cash flow for the six months ended
       June 30, 2001 and 2000                                          5

       Notes to financial statements                                   7

Item 2.   Management's  Discussion and Analysis of Financial
       Condition and Results of Operations                            10


PART II. OTHER INFORMATION

Item 1. Legal Proceedings                                             11

Item 6. Exhibits and Reports on Form 8-K                              12

SIGNATURES

Item 1.  Financial Statements (Unaudited)

                       VIRTUALMONEY, INC.
                 (A Development Stage Company)

                         BALANCE SHEETS
                          (Unaudited)

                                       June 30,   December 31,
                                         2001         2000
              ASSETS

Current assets:
 Cash                                 $    8,114    $   27,903
 Millennium Dollars (MR$)                    955             -
 Miscellaneous receivables                 1,819             -
 Prepaid expenses:
   Legal retainer                              -         3,258
   Directors fees                              -        10,834
   Other                                   2,000           200
        Total current assets              12,888        42,195

Furniture and equipment                   20,323         3,912
Less accumulated depreciation              1,100           374
        Net fixed assets                  19,223         3,538

Other assets:
 Investment - related party               63,700        41,200
 Developed software, net                 123,208       116,000
 License agreement, net                  520,000       550,000
        Total other assets               706,908       707,200

        Total assets                  $  739,019    $  752,933


 LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
 Accounts payable                      $ 150,010    $   42,669
 Accrued payroll and related             139,426        67,856
 Accrued director's fees                   8,500             -
 Accrued expenses - other                    899             -
 Millennium Dollar (MR$) liability         3,171             -
 Note payable - related party             17,198        10,604
        Total current liabilities        319,204       121,129

Stockholders' equity:
 Common stock, no par value; authorized
   10,000,000 shares                   1,121,913       942,295
 Deficit accumulated during the
   development stage                    (702,098)     (310,491)
        Total stockholders' equity       419,815       631,804

        Total liabilities and
          stockholders' equity         $ 738,019    $  752,933

               See Notes to Financial Statements.

                                    VIRTUALMONEY, INC.
                              (A Development Stage Company)

                                 STATEMENTS OF OPERATIONS
                                       (Unaudited)

                                                                                Date of Inception
                                    Three Months Ended      Six Months Ended   (January 10, 2000)
                                         June 30,                June 30,            Through
                                     2001        2000        2001        2000     June 30, 2001
Revenues                          $     114   $     -    $    114    $       -    $      114

Expense:
  Amortization                       18,342    15,000      33,342       20,000        83,342
  Depreciation                          503        46         726           46         1,100
  Directors fees                     12,042     2,917      21,001        2,917        36,418
  ICON Center lease/maintenance      13,504         -      37,054            -        52,754
  Insurance                             412         -         478            -             -
  Internet                              640       255       1,295          255         2,570
  Interest expense                      514         1         738            1           738
  Office and administrative          11,524     5,478      17,337        7,272        31,405
  Payroll and related                72,859    15,000     121,941       15,000       205,174
  Professional and consulting fees   78,064    46,114     142,694       47,027       251,882
  Rent                                4,343     2,127       6,943        5,256        19,392
  Repairs and maintenance             1,260         -       1,260            -             -
  Telephone                           3,393        26       5,184           97         8,781
  Travel and entertainment              409         -         409        1,058         1,877
  Web design                          1,500     1,624       1,800        1,628         8,817

      Total expense                 219,309    88,588     392,202      100,557       704,250

Net loss before other income       (219,195)  (88,588)   (392,088)    (100,557)     (704,136)

Other income:
Interest and other income               183        88         481           88         2,038

Net loss                          $(219,012) $(88,500)  $(391,607)   $(100,469)   $ (702,098)

Basic earnings (loss) per share   $    (.03) $   (.01)  $    (.05)   $    (.02)   $     (.09)

Weighted average number of
  shares outstanding              8,399,085  7,415,000  8,291,686    6,110,401     7,441,557

                       See Notes to Financial Statements.

                        VIRTUALMONEY, INC.
                  (A Development Stage Company)

                     STATEMENTS OF CASH FLOWS
                   Increase (Decrease) in Cash
                           (Unaudited)

                                                                Date of Inception
                                            Six Months Ended    (January 10, 2000)
                                                June 30,             Through
                                            2001       2000        June 30, 2001
Cash flows from operating activities:
  Net loss                              $ (219,012)  $ (100,469)   $ (702,098)
Adjustments to reconcile net loss
  to cash flows from operating
  activities:
    Depreciation                               503           46         1,100
    Amortization                            18,342       20,000        83,342
    Stock issued for services and
      future services                            -       52,250        67,636
    Notes receivable - related
      party and other receivables            1,634       (4,393)       (1,819)
    Prepaid expenses                        (6,762)      (4,000)       (2,000)
    Accounts payable                        75,194       12,735       150,010
    Accrued expenses                        46,049       15,000       148,825
       Net cash flows from
         operating activities              (84,052)      (8,831)     (255,004)

Cash flows from investing activities:
  Purchases of furniture and equipment     (16,261)      (1,703)      (21,423)
  Purchase of investment - related party    (7,500)     (13,500)      (63,700)
  Investment in developed software          (4,825)           -      (126,550)
       Net cash flows from
         investing activities              (28,586)     (15,203)     (211,673)

Cash flows from financing activities:
  Proceeds from common stock                87,242      121,415       457,593
  Proceeds from note payable -
    related party                            5,607            -        17,198
      Net cash flows from
        financing activities                92,849      121,415       474,791

Increase (decrease) in cash                (19,789)      97,381         8,114

Cash:
  Beginning of period                       27,903            -             -

  End of period                         $    8,114   $   97,381    $    8,114

               See Notes to Financial Statements.

                       VIRTUALMONEY, INC.

                 NOTES TO FINANCIAL STATEMENTS
                         JUNE 30, 2001
                          (Unaudited)


A.      BASIS OF PRESENTATION

 The accompanying unaudited financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-QSB of Regulation S-B. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three-month period ended June 30, 2001 are not necessarily indicative of the results that may be expected for the year ending December 31, 2001.
 For further information, refer to the financial statements and footnotes thereto included in the Company's Form 10-KSB for the period ended December 31, 2000.


1.                   Company

  Virtualmoney, Inc. (d/b/a Virtualmoney.com) was formed under the laws of the State of Minnesota on January 10, 2000. The Company has obtained an exclusive license to use the Real Monetization process for the purpose of issuing an asset-backed real monetary equivalent (the Millennium Dollar) that is defined in terms of the United States Dollar ($1.00 or USD). Specifically, the Millennium Dollar will be defined as equaling the purchasing power of the USD on the base line date of January 1, 2000, using the Consumer Price Index for All Urban Consumers (CPI-U) Reference Number for October 1999. As such, the Millennium Dollar will fluctuate with inflation and deflation over time, as measured by the percentage change in the CPI-U. The Company will sell the Millennium Dollars (or private currency) for U.S. Dollars (USD), which will then be invested in assets to back the purchasing power and conversion of the private currency back into USD. The purchaser will own the USD, just as the Company will own the USD. The Company will stand ready to repurchase the Millennium Dollar at a price sufficient to cover the expense incurred in providing this liquidity. In addition, the Company will initiate and maintain monetary transfer services over the Internet, composed of e-mail transmissions, such that users of the Millennium Dollar will be able to use it as a virtual currency.

  Intangible Assets

  An intangible asset was recorded at the fair value of the common stock issued to enter into the Millennium Dollar license agreement. This intangible asset is being amortized over ten years using the straight-line method.

  Software being developed for processing Millennium Dollar based transactions is being capitalized in accordance with Statement of Position 98-1: Accounting for Costs of Computer Software Developed or Obtained for Internal Use. These costs are being amortized on a straight-line basis over the estimated useful life of the software of 10 years commencing upon the sale of the first Millennium Dollar in May 2001.

  Common Stock

  The Board of Directors has approved a 2 for 1 stock split to be effective upon the sale of the first Millennium Dollar.
                           (Continued)

                       VIRTUALMONEY, INC.

                 NOTES TO FINANCIAL STATEMENTS
                         JUNE 30, 2001
                          (Unaudited)


2.  Development Stage Company

  From inception to June 30, 2001, the Company is deemed to be in the development stage. To date the Company has devoted the majority of its efforts to: raising capital; entering into the Millennium Dollar license agreement; and researching and articulating the plan of operations for the purpose of introducing the Millennium Dollar and thereafter for providing monetary transfer and conversion services via the Internet. Planned principal operations have not yet commenced and the first revenues were recognized in the second quarter of 2001.

  The Company is presently attempting to: create the Company's Web Site; formalize a marketing incentive program involving viral network marketing for early participants; prepare for the issuance of Millennium Dollar monetary units in the form of "promises-to-pay" via e-mails over the Internet; and preparing the databases required for (a) the ownership and transfer of the Millennium Dollar, (b) the investment of the USD, received in the distribution and utilized for the conversion of the Millennium Dollar, and (c) the ownership and transfer of the Company's common stock, as well as the ongoing efforts to fund the Company and engage key personnel. Ultimately, the Company feels that it will be able to gain acceptance for the Millennium Dollar and its monetary transfer services, whereby the Company expects to generate revenues from (a) the investment income earned upon the USD assets, primarily U.S. Treasuries, backing the Millennium Dollar, as well as (b) from the currency spread charged for the conversion of the Millennium Dollar promises-to-pay back into USD. It is expected that these combined operations will generate net revenues (after the inflationary adjustment, but before operating expenses and income-sharing) of about four percent (4.0%) per annum on the outstanding Millennium Dollar in circulation. As such, it is expected that the Company can achieve profitable operations and thereby realize assets and settle obligations in the normal course of operations. No estimate can be made of the range of loss that is reasonably possible should the Company be unsuccessful.


3.  Related Party Transactions

  Millennium Dollar Agreements

  On February 24, 2000, the Company entered into a license agreement with Real Monetary Systems, Inc. (RMSI) for the exclusive rights to sponsor the issuance of an asset-backed real monetary equivalent (the Millennium Dollar) that is defined in the terms of the United States Dollar ($1.00). As consideration for this license the Company agreed to:

 * Issue RMSI 1,200,000 shares of unregistered common stock in the Company with a fair value at issuance of $600,000, and

 * to pay RMSI a royalty of 7-1/2 basis points (.075%) per annum on the outstanding Millennium Dollar principal balance; which may be calculated in either Millennium
     Dollar, or the corresponding accrued nominal value in United
     States Dollars.
                           (Continued)

                       VIRTUALMONEY, INC.

                 NOTES TO FINANCIAL STATEMENTS
                         JUNE 30, 2001
                          (Unaudited)


3.   Related Party Transactions (Continued)

 Millennium Dollar Agreements (Continued)

 RMSI has applied for patent protection and will use its best efforts to complete the pending patent application. No warranty has been made regarding the validity of any pending patent rights or claims. The acquired licensed trade secrets are for the use of certain processes, which will be utilized for the introduction and maintenance of a private currency defined in United States Dollars. Initially, these processes may be carried out by the first generation of Real Monetary Software , which is composed of certain spread sheet files; all of which the Company is authorized to use and amend as needed.

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

 Furthermore, the software itself is not material, until such time as a sufficient volume of real financial instruments have been issued and outstanding; since the critical function of the software is to assist in the creation of a liquid market for the accruing interest that is inherent in real financial instruments. The Company's license is limited to the use of the technology for the issuance of the Millennium Dollar as previously defined. Nonetheless, it is expected to have a close working relationship with other companies licensed by RMSI to create: (a) the stand-alone software, (b) the liquid market for the Treasury Inflation Protection Securities and (c) for the liquid market for Real Mortgage-Backed Securities. The Company will begin to generate a market for the products and services of these other companies, as it begins to succeed in the distribution and maintenance of the Millennium Dollar in the marketplace. Any improvements, made by the Company with respect to the licensed trade secrets and software, shall remain the sole property of RMSI. Hence, any and all improvements, created by individual licensees, may then be distributed to all licensees at the sole discretion of RMSI. Once again, the goal being to standardize the development of the software, thereby creating a coherent real monetary system for the benefit of all Millennium Dollar users.
                           (Continued)

                       VIRTUALMONEY, INC.

                 NOTES TO FINANCIAL STATEMENTS
                         JUNE 30, 2001
                          (Unaudited)


3.   Related Party Transactions (Continued)

 Investment - Related Party

 The Company's founder and president has granted the Company an option to acquire up to 45,000 shares of Real Monetary Systems, Inc. (RMSI) common stock from him at $2 per share. This option was to expire February 16, 2001, but has been extended through December 31, 2002. Through June 30, 2001, the Company has advanced $63,700 to this individual towards the purchase of 31,850 shares of RMSI common stock at a historical cost of $63,700. RMSI is a privately held company with limited operations. Although the market value of the investment in RMSI is not readily determinable, management believes it is equal to its carrying value.

 Subsequent to June 30, 2001, the Company has continued to advance monies to this individual towards the purchase of RMSI stock.

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

Three and Six Months Ended June 30, 2001.

The Company commenced revenue generating activities in May 2001 and has generated $114 in revenues from continuing operations for both the periods that ended June 30, 2001 and the period from the date of inception (January 10, 2000) through June 30, 2001.

The Company had general and administrative expense of $219,309 for the three-month period that ended June 30, 2001, $392,202 in the six months ended June 30, 2001, compared to $704,250 for the period from the date of inception (January 10, 2000) through June 30, 2001. These general and administrative expenses consisted of general corporate administration, web design, payroll, director's fees, legal fees and professional expenses, and accounting and auditing costs.

The Company had depreciation and amortization expenses of $18,342 for the three-month period that ended June 30, 2001, $83,342 in the six months ended June 30, 2001, and $84,442 for the period from the date of inception (January 10, 2000) through June 30, 2001. The depreciation and amortization expenses consisted of furniture and equipment, the Millennium Dollar licensing agreement and the developed software. Amortization of developed software commenced effective upon the sale of the first Millennium DollarO in May 2001.

As a result of the foregoing factors, the Company realized a net loss of $219,012 for the three months ended June 30, 2001, $391,607 in the six months ended June 30, 2001 compared to a net loss of $702,098 for the period from the date of inception (January 10, 2000) through June 30, 2001. This loss is due to the cost of developing business operations.

Plan of Operation

Business Overview:

The Company was organized on January 10, 2000 to offer a private currency to the general public, along with the requisite monetary conversion, accounting and transfer systems; such that the private currency could be used over the Internet. As such, the private currency will be represented as stored value on the Company's database. The private currency will be called the Millennium DollarO,at which may be abbreviated as "MR$". The purpose of this private currency is to offer a monetary unit that substantially holds its purchasing power over time, as measured by the Consumer Price Index for All Urban Consumers (CPI-U). The offering of the private currency over the Internet will entail the development of the requisite software systems.


The Company engaged Bluewater Information Convergence, Inc. (Bluewater) on a turn-key basis to develop, operate and maintain the hardware and software systems required to carry out the Company's offering of the private currency over the Internet. Originally, Bluewater defined three phases for the initial development of the Company's web site and related systems. These systems were originally envisioned to allow the Company to begin the offering of its private currency in September 2000. Nonetheless, this would entail that Company operators (i.e. employees) would have to carry out many functions by hand on terminals. Based upon Bluewater's recommendation, the Company elected to delay the offering of the MR$ until such time as additional development is completed, which would reduce the amount of human intervention required.

On or about April 23, 2001, the Company was informed that Bluewater Information Convergence, Inc. was terminating its operations in the Twin Cities. At that time the Company began a process of completing the web site development, which was approximately 85% complete. The Company was able to engage one full time employee and a number of independent contractors, who originally worked with Bluewater on the development of the Company's Web site. On or about May 15, 2001, the Web site software development was completed with the exception of some ongoing corrections.

The offering of private currency raises legal issues related to the distribution, circulation and conversion of such currencies. As such, the Company engaged a banking attorney to review the Company's proposed business plan with respect to any state or federal laws that might be pertinent. On November 9, 2000, the Company was advised of a number of legal issues that should be reviewed. On November 10, 2000, management decided that it was only prudent that these legal issues be addressed prior to the offering of the private currency. As such, the offering of the private currency was postponed until the third calendar quarter of the year 2001.

On April 18, 2001, the Company's banking attorney received a letter from the Minnesota Department of Commerce, stating "Virtualmoney would not be viewed by this Department as a "bank" under Minnesota statutes." The letter went on to state that the Company would be within the scope of Minnesota Statutes, Section 48.151, which requires the posting of a $5,000 surety bond with the Department of Commerce. The Company has posted the required surety bond, which was effective on April 26, 2001. The Department of Commerce letter went on to note the proposed Minnesota Money Transmitters Act (H.F. 1311, S.F. 1485), which was working its way through the legislature. Since then, S.F. 1485 was formally enacted by the Minnesota state Legislature and subsequently approved by the Governor.

The Minnesota Money Transmitters Act amends Section 48.151, under which the Company will be regulated. This Act will take effect on August 1, 2001, and will require money transmitters, such as the Company, to obtain a license no later than January 1, 2002. The Company does not believe that this newly enacted law will adversely affect its business. Among other things, the new law stipulates that money received by money transmitters is considered to be held in trust for the benefit of the remitter, should the money transmitter file bankruptcy. This provision is effective regardless of whether or not the money transmitter has commingled such funds with other funds. It is the Company's intent to hold the assets backing the redemption of the Millennium Dollars separate and apart from other corporate funds. Nonetheless, this new law will give the customers of all money transmitters a certain degree of added protection that may not have existed before it was enacted.

On May 15, 2001, the Company commenced operations on the Internet from the state of Minnesota. Currently, the Company will commence a state-by-state review of the laws; and, where such laws are not arduous, the Company will make the appropriate license applications and/or post the required bonds.
Nonetheless, it is expected that the Company will begin operations on a state-by-state basis in those states that have been properly cleared, until all such regulatory hurdles are overcome. Certainly, this will result in the Company incurring certain expenses and time constraints that were not originally envisioned.

Gross Margin:

Inasmuch as the Company is currently in its development stage, there are no significant revenues; and hence no gross margin to report. Nonetheless, revenues are expected to commence with the offering of the private currency, which commenced on May 15, 2001. Revenues will be generated from interest earned on the currency float, after reimbursing the users for the inflationary adjustment on the private currency; and by fees charged for certain monetary conversions and/or transmissions. There will be no charge for the conversion of U.S. dollars into Millennium Dollars. Consumers will pay a small transfer fee to convert the Millennium Dollars back into U.S. dollars, while merchants ill pay a small transfer and a currency discount. The charges to the merchants should be less than a standard credit card transaction.

Operating Expenses:

As the Company moves from a development stage company to the generation of revenues, the operating expenses will increase over time. The increases are a function of increasing regulatory expenses, software development, the leasing of hardware and various business-related expenses including insurance and personnel.

Originally, Bluewater's ICON Center was engaged for the ongoing operation and maintenance of the system, as well as the leasing of the required third party software and hardware systems. This two-year contract at $7,850 per month was terminated by mutual agreement, as described below.

On May 30, 2001, the Company entered into an Internet Data Services Agreement with InFlow, Inc. (INFLOW), a Delaware corporation, for the purpose of providing the Company with secure hosting services. The INFLOW contract is for a period of one year, which included a $350 installation fee and monthly payments of $3,200. Concurrently, the Company arranged to purchase $32,193.15 of computer hardware from Leasing Technologies International, Inc. (LTI) for$9,657.95, which LTI had been leasing to Bluewater on behalf of the Company. As part of that arrangement, the Company agreed to make a final payment of $8,455.00 to Bluewater, which was assigned to LTI. Bluewater further agreed to assign the Veritas License, and deliver the Veritas software, to the Company. To date, the Company has paid LTI a total of $14,589.95. At such time as Bluewater performs, the Company will be obligated to make a final payment of$3,523.00
to LTI.   The Company also entered into a contract with Oracle to
purchase the database software license for $9,812.55, which is due and payable on August 30, 2001.

Net Income (Loss):

The Company's net loss from inception through June 30, 2001, is $702,098, on an unaudited basis. During the balance of 2001 the losses will continue as the Company works to expand operations.

Now that the Virtualmoney.com Web site is operational, the Company will shift away from software development to focus on marketing its products and services. This coupled with the departure of Bluewater, which resulted in the unforeseen cash outlays discussed above; has led the Company to undertake measures to reduce its overhead. The Company has reduced its full time staff from five individuals to three, and has reduced its part time staff from two to zero; although it still relies on the assistance of two independent contractors for technical assistance. Nonetheless, the Company will engage marketing assistance, which it expects to pay on a commission basis and/or via the viral network marketing program. Such marketing efforts are expected to begin generating results in the third quarter of 2001.

As of July 25, 2001, the Company had enrolled 40 consumer accounts and 11 business accounts; thereby generating about $50 in fees and interest. The Company expects to generate about $15 per account annually, which means that the Company will need about 30,000 users to break-even. The Company is relying on its viral network marketing program, which is just getting underway, to generate this volume of users. Specifically, the Company will market its product and services as a virtual money debit card system to small to medium size businesses by showing them (a) how to save money on current monetary transfers by using the Company's product and services and (b) how to develop a passive profit center by participating in the viral network marketing program. Small businesses can achieve these results simply by using the Company's product and services when making payments to employees, contractors and suppliers.

Commencing in July 2001, the Company projects an operating overhead of approximately $35,000 per month. However, certain officers and directors have elected to defer salaries of approximately $15,000 per month. This leaves approximately $20,000 per month, which must be funded on a cash basis. In addition, the relative success of the Company's offering of the private currency could increase the overhead, as the Company is forced to upgrade its hardware and software systems to meet the demand. Nonetheless, the general assumption is that the current system will be able to cope with up to 250,000 users, which is the Company's year-end marketing goal. Inasmuch as the Company is currently a development stage company, funding must be raised via restricted stock sales and/or loans to the Company from third parties. To date, the Company has funded all of its activities via stock sales, and/or stock compensation.

The projected growth rate is largely dependent upon the success of the Company's viral network marketing program. This program will include a marketing incentive program, whereby one percent of the interest earned on the private currency float will be shared on a network basis with early users who actively sign-up other users. In addition, the projection is also dependent upon the amount of average daily funds per user account, representing the currency float. At the break-even point, the Company estimates that the average daily funds will be approximately $165 per user. Any combination of a slower growth rate of the user base, and/or a lower amount of average daily funds per user; would extend the time period during which the Company would incur net losses. The success of the Company is dependent upon its ability to fund such losses until the break-even point is reached.

Liquidity and Capital Resources:

The Company estimates it will need approximately $250,000 of additional financing to fund operations through December 31, 2001. The Company has no commitments for financing at this time. If the Company is unable to obtain financing, its ability to implement its business plan will be impaired.


                   PART II OTHER INFORMATION

Item 1.  Legal Proceedings

The Company is not involved in any legal proceedings.

Item 2.  Changes in Securities and Use of Proceeds

The Company has effected a two-for-one stock distribution increasing the number of outstanding shares from 4,218,199 to 8,439,398.

           During the quarter ended June 30, 2001, the Company sold 209,958 post split shares of common stock without registration under the Securities Act of 1933. The sales were private transactions made in reliance on the exemption provided by Section 4(2) of the Securities Act. Each purchaser had a pre-existing relationship with the Company and had access to all material information pertaining to the Company and its financial condition. The Company received $104,595 in gross proceeds from the sale of 206,190 shares, on which the Company paid commissions of $3,485 to a broker. The remaining 3,768 shares were issued for services valued at $1,884. The following table identifies the purchasers and the number of shares acquired.

Name                           Shares

Jeanne M. Sommerfeld            5,768
Linn M. Kesler                 10,000
Angeno's Grove Square          49,200
Russell Wivell                 64,000
Suzann Roehl McLain            65,538
Charles Kulas                  12,452
Michael McNeely                 3,000

Item 6.  Exhibits and Reports on Form 8-K:  None


                           SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, there unto duly authorized.

                       VIRTUALMONEY, INC.


                    By: /s/ Thomas W. Tripp
                        Thomas W. Tripp
                      President, Director

Dated July 26, 2001