Form 10QSB
period 2001-09-30
VIRTUALMONEY INC
filed 2001-11-14
CIK 1117465

UNITED STATES
               SECURITIES AND EXCHANGE COMMISSION
                     WASHINGTON, D.C. 20549

                          FORM 10-QSB

(Mark One)

    X     Quarterly Report Under Section 13 or 15(d) of the
     Securities Exchange Act of 1934 (No Fee Required)

     For the quarterly period ended September 30, 2001


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

Yes        X        No

Number of shares outstanding as of October 30, 2001:   8,460,264

                             INDEX

                       VIRTUALMONEY, INC.


PART I, FINANCIAL INFORMATION

                                                       Page

Item 1. Financial Statements (Unaudited).

       Balance sheets as of September 30, 2001 and December
       31, 2000                                                      3

       Statements of operations for the three and nine months
       ended September 30, 2001 and 2000                             4

       Statements of cash flow for the nine months ended
       September 30, 2001 and 2000                                   5

       Notes to financial statements                                 7

Item 2.Management's  Discussion and Analysis of Financial
       Condition and Results of Operations                          10


PART II. OTHER INFORMATION

Item 1.  Legal Proceedings                                          11

Item 6.  Exhibits and Reports on Form 8-K                           12

SIGNATURES

Item 1.  Financial Statements (Unaudited)

                       VIRTUALMONEY, INC.
                 (A Development Stage Company)

                         BALANCE SHEETS
                          (Unaudited)

                                       September 30,     December 31,
                                           2001            2000
              ASSETS

Current assets:
 Cash                                   $    15,617      $   27,903
 Millennium Dollars (MR$)                        80               -
 Miscellaneous receivables                    1,655               -
 Prepaid expenses:
   Legal retainer                                 -           3,258
   Directors fees                                 -          10,834
   Other                                      2,000             200
                                             ------          ------
        Total current assets                 19,352          42,195
                                             ------          ------
Furniture and equipment                      20,323          3,912
Less accumulated depreciation                 2,038            374
                                             ------          -----
        Net fixed assets                     18,285          3,538
                                             ------          -----
Other assets:
 Investment - related party                  66,700         41,200
 Developed software, net                    116,523        116,000
 License agreement, net                     505,000        550,000
                                            -------        -------
        Total other assets                  688,223        707,200
                                            -------        -------
        Total assets                    $   725,860     $  752,933
                                            =======        =======

 LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
 Accounts payable                       $   184,417     $   42,669
 Accrued payroll and related                161,422         67,856
 Accrued director's fees                     17,250              -
 Accrued expenses - other                     1,609              -
 Millennium Dollar (MR$) liability            4,877              -
 Notes payable - related parties             47,299         10,604
                                            -------        -------
        Total current liabilities           416,874        121,129
                                            -------        -------
Stockholders' equity:
 Common stock, no par value; authorized
   10,000,000 shares                      1,136,740         942,295
 Deficit accumulated during the
   development stage                       (827,754)       (310,491)
                                            -------         -------
        Total stockholders' equity          308,986         631,804
                                            -------         -------
        Total liabilities and
          stockholders' equity          $   725,860      $  752,933
                                            =======         =======

               See Notes to Financial Statements.

                                    VIRTUALMONEY, INC.
                              (A Development Stage Company)

                                 STATEMENTS OF OPERATIONS
                                       (Unaudited)

                                                                                        Date of Inception
                                      Three Months Ended          Nine Months Ended    (January 10, 2000)
                                        September 30,                September 30,            Through
                                     2001          2000          2001            2000   September 30, 2001
Revenues                          $      146    $        -    $      260       $     -    $      260
                                     -------        ------        ------        ------      --------
Expense:
  Amortization                        21,685        15,000        55,027        35,000       105,027
  Depreciation                           938         1,194         1,664         1,239         2,038
  Directors fees                       8,750         4,375        29,751         7,292        45,168
  ICON Center lease/maintenance       12,899             -        49,953             -        65,653
  Insurance                              100             -           578             -           958
  Internet                               504           461         1,800           860         3,075
  Interest expense                     1,191            34         1,929            36         2,001
  Office and administrative            2,425         2,720        19,811         6,406        30,964
  Payroll and related                 36,239        25,216       158,387        40,216       242,345
  Professional and consulting fees    31,345        20,962       174,185        67,989       283,373
  Rent                                 6,000         3,982        12,626         9,197        25,075
  Repairs and maintenance                  -             -         1,380             -         1,380
  Telephone                            3,207         1,273         8,741         1,371        12,338
  Travel and entertainment                16           221           426         1,279         1,894
  Web design                               -         4,290         1,800         5,918         8,818
                                     -------        ------       -------       -------       -------
      Total expense                  125,299        79,728       518,058       176,803       830,107
                                     -------        ------       -------       -------       -------
Net loss before other income        (125,153)      (79,728)     (517,798)     (176,803)     (829,847)

Other income:
Interest and other income                 55           645           536           805         2,093
                                     -------        ------       -------       -------       -------
Net loss                          $ (125,098)   $  (79,083)   $ (517,262)   $ (175,998)   $ (827,754)
                                     =======        ======       =======       =======       =======
Basic earnings (loss) per share   $     (.02)   $     (.01)   $     (.06)   $     (.02)   $     (.11)
                                     =======        ======       =======       =======       =======
Weighted average number of
  shares outstanding               8,449,656     7,931,266     8,345,071     7,931,266     7,588,986
                                   =========     =========     =========     =========     =========

                       See Notes to Financial Statements.

                        VIRTUALMONEY, INC.
                  (A Development Stage Company)

                     STATEMENTS OF CASH FLOWS
                   Increase (Decrease) in Cash
                           (Unaudited)

                                                                 Date of Inception
                                            Nine Months Ended    (January 10, 2000)
                                              September 30,             Through
                                            2001         2000     September 30, 2001
Cash flows from operating activities:
  Net loss                              $ (517,262)   $ (175,998)   $ (827,754)
Adjustments to reconcile net loss
  to cash flows from operating
  activities:
    Depreciation                             1,664         1,239         2,038
    Amortization                            55,027        35,000       105,027
    Stock issued for services and
      future services                       15,220        55,250        82,856
    Millennium Dollars (MR$1)                  875             -           (80)
    Notes receivable - related
      party and other receivables           (1,655)       (7,418)       (1,655)
    Prepaid expenses                        12,292       (22,409)       (2,000)
    Accounts payable                       141,748        19,148       184,417
    Accrued expenses                       113,704        37,972       177,779
    Millennium Dollar (MR$1) liability       1,706             -         4,877
                                           -------        ------       -------
       Net cash flows from
         operating activities             (176,681)     (57,216)      (274,495)
                                           -------       ------        -------
Cash flows from investing activities:
  Purchases of furniture and equipment     (16,411)      (3,392)       (20,323)
  Purchase of investment - related party   (10,500)     (28,500)       (66,700)
  Investment in developed software          (4,825)     (50,000)      (126,550)
                                           -------       ------        -------
       Net cash flows from
         investing activities              (31,736)     (81,892)      (213,573)
                                            ------       ------        -------
Cash flows from financing activities:
  Proceeds from common stock, net          179,225      228,794        456,386
  Proceeds from note payable -
    related party                           36,695            -         47,299
                                           -------      -------        -------
      Net cash flows from
        financing activities               215,920      228,794        503,685
                                           -------      -------        -------
Increase (decrease) in cash                  7,503       89,686         15,617

Cash:
  Beginning of period                        8,114            -              -
                                            ------       ------         ------
  End of period                         $   15,617    $  89,686    $    15,617
                                            ======       ======         ======

               See Notes to Financial Statements.

                       VIRTUALMONEY, INC.

                 NOTES TO FINANCIAL STATEMENTS
                       SEPTEMBER 30, 2001
                          (Unaudited)


A. BASIS OF PRESENTATION

 The accompanying unaudited financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-QSB of Regulation S-B. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation has been included. Operating results for the three-month period ended September 30, 2001 are not necessarily indicative of the results that may be expected for the year ending December 31, 2001. For further information, refer to the financial statements and footnotes thereto included in the Company's Form 10-KSB for the period ended December 31, 2000.


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

  Common Stock

  The Board of Directors has approved a 2 for 1 stock split to be effective upon the sale of the first Millennium DollarO in May 2001.

                       VIRTUALMONEY, INC.

                 NOTES TO FINANCIAL STATEMENTS
                       SEPTEMBER 30, 2001
                          (Unaudited)


2.  Development Stage Company

  From inception to September 30, 2001, the Company is deemed to be in the development stage. To date the Company has devoted the majority of its efforts to: raising capital; entering into the Millennium Dollar license agreement; and researching and articulating the plan of operations for the purpose of introducing the Millennium Dollar and thereafter for providing monetary transfer and conversion services via the Internet. Planned principal operations have not yet commenced. First revenues were recognized in the second quarter of 2001, but these levels are still considered de minimis.

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


3.  Related Party Transactions

  Millennium Dollar Agreements

  On February 24, 2000, the Company entered into a license agreement with Real Monetary Systems, Inc. (RMSI) for the exclusive rights to sponsor the issuance of an asset-backed real monetary equivalent (the Millennium Dollar) that is defined in the terms of the United States Dollar ($1.00). As consideration for this license the Company agreed to:

 - Issue RMSI 1,200,000 shares of unregistered common stock in the Company with a fair value at issuance of $600,000, and

 - to pay RMSI a royalty of 7-1/2 basis points (.075%) per annum on the outstanding Millennium Dollar principal balance; which may be calculated in either Millennium Dollar, or the corresponding accrued nominal value in United States Dollars.

                       VIRTUALMONEY, INC.

                 NOTES TO FINANCIAL STATEMENTS
                       SEPTEMBER 30, 2001
                          (Unaudited)


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

                       VIRTUALMONEY, INC.

                 NOTES TO FINANCIAL STATEMENTS
                       SEPTEMBER 30, 2001
                          (Unaudited)


3.   Related Party Transactions (Continued)

 Investment - Related Party

 The Company's founder and president has granted the Company an option to acquire up to 45,000 shares of Real Monetary Systems, Inc. (RMSI) common stock from him at $2 per share. This option was to expire February 16, 2001, but has been extended through December 31, 2002. Through June 30, 2001, the Company has
 advanced $66,700 to this individual toward the purchase of 33,350 shares of RMSI common stock at a historical cost of $66,700. RMSI is a privately held company with limited operations. Although the market value of the investment in RMSI is not readily determinable, management believes it is equal to its carrying value.

 Subsequent to September 30, 2001, the Company has continued to advance monies to this individual toward the purchase of RMSI stock.

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

Three and Nine Months Ended September 30, 2001.

The Company commenced revenue generating activities in May 2001 and has generated $146 in revenues from continuing operations for the for the three months ended September 30, 2001 and $260 for the nine months ended September 30, 2001. We had no revenue from operations during the comparable periods in 2000.

The Company had operating expenses of $125,299 for the three-month period that ended September 30, 2001, compared to $79,728 for the three months ended September 30, 2000, and $518,058 in the nine months ended September 30, 2001, compared to $176,803 for the period from the date of inception (January 10, 2000) through September 30, 2000. Our operating expenses increased 193 percent for the nine months ended September 30, 2001, over the comparable period in 2000 because of the added expenses arising from the implementation of our business operations. Specifically, our amortization expense arising from our software license increased by $20,027, directors' fees to attract and retain our directors increased by $22,459, lease expense for the servers and equipment required to operate our business increased to $49,953, office expense increased by $13,405, payroll expense increased by $118,171, and professional fees increased by $106,186. As we continue to implement our business, we expect that we will continue to incur these expenses at approximately the same rate through the remainder of 2001.

As a result of the foregoing factors, the Company realized a net loss from operations of $125,153 for the three months ended September 30, 2001, compared to a net loss from operations of $79,728 for the three months ended September 30, 2000, and a net loss from operations of $517,798 in the nine months ended September 30, 2001 compared to a net loss of $176,803 for the period from the date of inception (January 10, 2000) through September 30, 2000. This loss is due to the cost of developing business operations.

Plan of Operation

Business Overview:

The Company was organized on January 10, 2000 to offer a private currency to the general public, along with the requisite monetary conversion, accounting and transfer systems; such that the private currency could be used over the Internet. As such, the private currency will be represented as stored value on the Company's database. The private currency will be called the Millennium Dollar(tm),at which may be abbreviated as "MR$". The purpose of this private currency is to offer a monetary unit that substantially holds its purchasing power over time, as measured by the Consumer Price Index for All Urban Consumers (CPI-U). The offering of the private currency over the Internet will entail the development of the requisite software systems.

The Company engaged Bluewater Information Convergence, Inc. ("Bluewater") on a turn-key basis to develop, operate and maintain the hardware and software systems required to carry out the Company's offering of the private currency over the Internet. Originally, Bluewater defined three phases for the initial development of the Company's web site and related systems. These systems were originally envisioned to allow the Company to begin the offering of its private currency in September 2000. This system would have required Company employees to carry out many functions by hand on terminals. Based upon Bluewater's recommendation, the Company elected to delay the offering of the MR$ until such time as additional development was completed, which would reduce the amount of human intervention required.

On or about April 23, 2001, the Company was informed that Bluewater was terminating its operations in the St. Paul,
Minnesota. At that time the Company began a process of completing the web site development, which was approximately 85% complete. The Company was able to engage one full time employee and a number of independent contractors, who originally  worked
with Bluewater on the development of the Company's Web site. On or about May 15, 2001, the Web site software development was completed with the exception of some ongoing corrections.

On May 30, 2001, the Company entered into an Internet Data Services Agreement with InFlow, Inc. (INFLOW), a Delaware corporation, for the purpose of providing the Company with secure hosting services. The INFLOW contract is for a period of one year, which included a $350 installation fee and monthly payments of $3,200. Concurrently, the Company arranged to purchase
$32,193 of computer hardware from Leasing Technologies International, Inc. (LTI) for $9,658, which LTI had been leasing to Bluewater on behalf of the Company. As part of that arrangement, the Company agreed to make a final payment of $8,455 to Bluewater, which was assigned to LTI. Bluewater further agreed to assign the Veritas License, and deliver the Veritas software, to the Company. To date, the Company has paid LTI a total of $14,589.95. At such time as Bluewater performs, the Company will be obligated to make a final payment of$3,523.00 to LTI. Nonetheless, it now appears that Bluewater is incapable of performing on the delivery of the Veritas license, hence we are in the process of renegotiating the final payment to LTI. The Company also entered into a contract with Oracle to purchase the database software license for $9,813, which was due on August 30, 2001. The Company has made a $2,000 payment to Oracle with a balance due of $7,812.55. The Company has offered to make a monthly payment to Oracle to satisfy this obligation, which is currently being negotiated. The Company's ability to meet certain payments has been impacted by the dot.com crash, which has made it harder to fund start-up companies.

From the Fall of 2000 through the first six months of 2001, the Company completed an evaluation of applicable state and Federal banking laws that might be applicable to its operations. Based on that evaluation, the Company has determined that it is subject only to the Minnesota Money Transmitters Act, which became effective on August 1, 2001. This Act requires money transmitters, such as the Company, to obtain a license no later than January 1, 2002. The Company does not believe that this newly enacted law will adversely affect its business. Among other things, the new law stipulates that money received by money transmitters is considered to be held in trust for the benefit of the remitter, should the money transmitter file bankruptcy. This provision is effective regardless of whether or not the money transmitter has commingled such funds with other funds. It is the Company's intent to hold the assets backing the redemption of the Millennium Dollars separate and apart from other corporate funds. Nonetheless, this new law will give the customers of all money transmitters a certain degree of added protection that may not have existed before it was enacted. The Company is also required by the Act to post a $5,000 surety bond with the Department of Commerce, which it has done.

On May 15, 2001, the Company commenced operations on the Internet from the state of Minnesota. Currently, the Company will commence a state by state review of the laws; and, where such laws are not arduous, the Company will make the appropriate license applications and/or post the required bonds. Nonetheless, it is expected that the Company will begin operations on a state by state basis in those states which have been properly cleared, until all such regulatory hurdles are overcome. Certainly, this will result in the Company incurring certain expenses and time constraints that were not originally envisioned.

The Company's Web site is now operational. The challenge now facing the Company is the marketing of the Company's product and services. This is expected to be a learning experience. By September 31, 2001, the Company had 72 accounts open, which were collectively holding $4,877 MR$. Up to this point, the Company was engaged in marketing directly to commercial interests in the greater Minneapolis area, which was not moving forward as originally envisioned. As such, the Company has decided to turn its efforts to marketing over the Internet, which it expects to be more fruitful. In particular, the Company proposes to develop a strategy that will assist users of the Millennium Dollar to find commercial Web sites on the Internet that will accept this private currency. Concurrently, the benefit to the commercial Web sites will be a potential flow of business from holders of the private currency. The Company is currently negotiating with an Internet business that would be capable of implementing this strategy. In summation, we now have the product and services, but we must perfect our marketing efforts.

Now that the Virtualmoney.com Web site is operational, the Company will shift away from software development to focus on marketing its products and services. This coupled with the departure of Bluewater, which resulted in the unforeseen cash outlays discussed above; has led the Company to undertake measures to reduce its overhead. The Company has reduced its full time staff from five individuals to two, and has reduced its part time staff from two to zero; although it still relies on the assistance of independent contractors for technical assistance. Nonetheless, the Company will engage marketing assistance, which it expects to pay on a commission basis and/or via the viral network marketing program. Such marketing efforts are expected to begin generating results in the first quarter of 2002, which is six months later than original envisioned.

As of September, 2001, the Company had enrolled 57 consumer accounts and 15 business accounts; thereby generating about $146 in fees and interest. The Company expects to generate about $15 per account annually, which means that the Company will need about 30,000 users to break-even. The Company is relying on its viral network marketing program, which is just getting underway, to generate this volume of users. Specifically, the Company will market its product and services as a virtual money debit card system to small to medium size businesses by showing them (a) how to save money on current monetary transfers by using the Company's product and services and (b) how to develop a passive profit center by participating in the viral network marketing program. Small businesses can achieve these results simply by using the Company's product and services when making payments to employees, contractors and suppliers.

Commencing in October 2001, the Company projects an operating overhead of approximately $25,000 per month. However, certain officers and directors have elected to defer salaries of approximately $10,750 per month. Effective August 1, 2001, the directors voted to reduce their fees from $500 to $250 per month per director. This leaves approximately $14,250 per month, which must be funded on a cash basis. It is further estimated that the Company's operating overhead will increase at 3.0% per month, as unforeseen expenses are incurred. In addition, the relative success of the Company's offering of the private currency could accelerate the increase in the overhead, as the Company is forced to upgrade its hardware and software systems to meet the demand. The Company's marketing goal of 250,000 users in six months has been changed to 150,000 users in two years. Obviously, it is difficult to make such a projection, until such time as the Internet marketing has been perfected; which the Company expects to achieve by the first quarter of 2002. Inasmuch as the Company is still perfecting its marketing efforts, its operations must be funded externally through debt or equity financing. The Company is in the process of seeking financing opportunities, but there is no assurance financing will be available to fund the Company's operations on acceptable terms.

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

                   PART II OTHER INFORMATION

Item 2.  Changes in Securities and Use of Proceeds

      During the quarter ended September 30, 2001, the Company sold 16,750 shares of common stock to David Newby at $1.00 per share, or a total of $16,750, without registration under the Securities Act of 1933. The sale was a private transaction made in reliance on the exemption provided by Section 4(2) of the Securities Act. Mr. Newby has a pre-existing relationship with the Company and had access to all material information pertaining to the Company and its financial condition. No commission was paid to any person in connection with the sale

Item 6.   Exhibits and Reports on Form 8-K

Form  8-K:   The Company filed no reports on Form 8-K during  the
quarter ended September 30, 2001.

Exhibits:  None

                           SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, there unto duly authorized.

                       VIRTUALMONEY, INC.


                       By: /s/ Thomas W. Tripp
                           President, Director

Dated: October 31, 2001